Form 10-Q
period 2014-06-30
NorthStar Asset Management Group Inc.
filed 2014-08-11
CIK 1597503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

Commission File Number: 001-36301
NORTHSTAR ASSET MANAGEMENT GROUP INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	46-4591526
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)
399 Park Avenue, 18th Floor, New York, NY 10022
(Address of Principal Executive Offices, Including Zip Code)
(212) 547-2600
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
The Company has one class of common stock, $0.01 par value per share, 188,634,329 shares outstanding as of August 8, 2014.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to the effects of the spin-off described in this Quarterly Report on Form 10-Q, our ability to grow our business, our financing needs, the effects of our current asset management strategy, our management’s track record, our ability to manage credit risk and the assets of our Managed Companies (as defined in Note 3), our ability to source additional investment opportunities for our Managed Companies and our ability to obtain new Managed Companies and additional assets to manage. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•
risks inherent in a recently spun-off company, including those related to the capital resources required to protect against business risks, legal risks and risks associated with the tax and accounting treatment of a spin-off transaction;

•	risks associated with operating as an independent public company and loss of certain benefits associated with being owned as part of a larger company;

•	our ability to realize the anticipated benefits of the spin-off;

•	our ability to realize the anticipated effective income tax rate following the spin-off;

•	adverse economic conditions and the impact of the commercial real estate industry on our Managed Companies;

•	our ability to grow our business by raising capital for our Managed Companies;

•	our ability to effectively implement the business plans of, and the performance of, our Managed Companies;

•	our ability to enter into and grow our business through strategic investments and joint ventures, as well as the value of these and our other strategic relationships;

•	the ability of our Managed Companies to close on their recent commitments to engage in joint venture transactions on the terms contemplated or at all;

•	access to debt and equity capital and our liquidity;

•	our use of leverage;

•	changes in laws or regulations governing various aspects of our business and our Managed Companies;

•	the impact of any conflicts of interest arising from our asset management activities;

•	our ability to manage our costs in line with our expectations and the impact on our cash available for distribution;

•	competition for qualified personnel and our ability to retain key personnel;

•	the competitive nature of the asset management industry;

•	the effectiveness of our portfolio management techniques and strategies;

•	our ability to expand our operations internationally;

•	our failure to maintain our exclusion from the definition of an “investment company” under the Investment Company Act of 1940, as amended;

•	failure to maintain effective internal controls;

•
our historical financial information included in this Quarterly Report on Form 10-Q not providing an accurate indication of our performance in the future or reflecting what our financial position, results of operations or cash flows would have been had we operated as an independent public company during the periods presented;

•	our status as an emerging growth company; and

•	the effect of regulatory actions, litigation and contractual claims against us, our affiliates or our Managed Companies, including the potential settlement and litigation of such claims.
The foregoing list of factors is not exhaustive. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or the SEC, of our Registration Statement on Form 10, as amended, under the heading “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I. Financial Information

Item 1.  Financial Statements

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
COMBINED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 30, 2014 (Unaudited)	December 31, 2013
Assets
Cash	$118,728	$7,537
Restricted cash	3,132	—
Receivables, related parties	16,907	23,187
Investment in unconsolidated ventures	4,000	—
Other assets	11,101	985
Total assets	$153,868	$31,709
Liabilities
Accounts payable and accrued expenses	$21,098	$3,341
Total liabilities	21,098	3,341
Commitments and contingencies
Equity
NorthStar Asset Management Group Inc. Stockholders’ Equity
Common stock, $0.01 par value, 500,000,000 and 3,000 shares authorized, 188,596,829 and 1,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	1,886	—
Additional paid-in capital	238,566	105,498
Retained earnings (accumulated deficit)	(107,682)	(77,130)
Total equity	132,770	28,368
Total liabilities and equity	$153,868	$31,709

Refer to accompanying notes to combined consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Asset management and other fees, related parties (1)	$13,110	$5,787	$21,779	$10,295
Selling commission and dealer manager fees, related parties	19,313	32,635	33,861	49,575
Other income	260	169	381	276
Total revenues	32,683	38,591	56,021	60,146
Expenses
Commission expense (refer to Note 3)	18,138	29,506	31,698	44,875
Transaction costs	21,926	—	24,476	—
Other expense	26	36	56	54
General and administrative expenses
Salaries and related expense	4,394	6,877	12,324	12,370
Equity-based compensation expense	8,045	2,207	13,745	3,507
Other general and administrative expenses	2,401	2,313	4,274	3,817
Total general and administrative expenses	14,840	11,397	30,343	19,694
Total expenses	54,930	40,939	86,573	64,623
Net income (loss)	$(22,247)	$(2,348)	$(30,552)	$(4,477)
Net income (loss) per share of common stock, basic/diluted	$(0.12)	$(0.01)	$(0.16)	$(0.02)
Weighted average number of shares of common stock outstanding, basic/diluted	188,596,829	188,596,829	188,596,829	188,596,829
______________________

(1)	Excludes fees that the Company will begin earning from July 1, 2014, in connection with the management agreement with NorthStar Realty (refer to Note 1).

Refer to accompanying notes to combined consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Equity
	Shares	Amount
Balance as of December 31, 2012	—	$—	$93,010	$(75,135)	$17,875
NorthStar Realty contribution (refer to Note 1)		—	12,488	—	12,488
Net income (loss)	—	—	—	(1,995)	(1,995)
Balance as of December 31, 2013	—	—	105,498	(77,130)	28,368
Amortization of equity-based compensation	—	—	13,745	—	13,745
Net effect of capital contribution of NorthStar Realty	188,597	1,886	119,323	—	121,209
Net income (loss)	—	—	—	(30,552)	(30,552)
Balance as of June 30, 2014 (unaudited)	188,597	$1,886	$238,566	$(107,682)	$132,770

Refer to accompanying notes to combined consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(30,552)	$(4,477)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accrued transaction costs	15,338	—
Depreciation expense	46	34
Amortization of equity-based compensation	13,745	3,507
Change in assets and liabilities:
Restricted cash	(3,132)	—
Receivables, related parties	6,099	(2,457)
Other assets	(3,993)	54
Accounts payable and accrued expenses	1,242	3,191
Net cash provided by (used in) operating activities	(1,207)	(148)
Cash flows from investing activities:
Investment in unconsolidated ventures	(4,000)	—
Net cash provided by (used in) investing activities	(4,000)	—
Cash flows from financing activities:
Contribution from NorthStar Realty (refer to Note 1)	116,398	1,046
Net cash provided by (used in) financing activities	116,398	1,046
Net increase (decrease) in cash	111,191	898
Cash - beginning of period	7,537	6,643
Cash - end of period	$118,728	$7,541

Supplemental disclosure of non-cash investing and financing activities:
Deemed capital contribution from NorthStar Realty (refer to Note 1)	$4,811	$—

Refer to accompanying notes to combined consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Formation and Organization
On June 30, 2014, NorthStar Realty Finance Corp. (“NorthStar Realty”) completed the previously announced spin-off of its asset management business into a separate publicly-traded company, NorthStar Asset Management Group Inc. (“NSAM” or the “Company”), a Delaware corporation, in the form of a tax-free distribution (the “Distribution”). In connection with the Distribution, each of NorthStar Realty’s common stockholders received shares of the Company’s common stock on a one-for-one basis. Upon completion of the spin-off, the asset management business of NorthStar Realty is owned and operated by the Company and NorthStar Realty is externally managed by an affiliate of the Company through a management contract with an initial term of 20 years. NorthStar Realty will continue to operate its commercial real estate debt origination business. Most of NorthStar Realty’s employees at the time of the spin-off became employees of the Company except for executive officers, employees engaged in NorthStar Realty’s existing loan origination business and certain other employees that became co-employees of both the Company and NorthStar Realty.
An affiliate of the Company also manages NorthStar Realty’s previously sponsored non-traded real estate investment trusts (“REITs”): NorthStar Real Estate Income Trust, Inc. (“NorthStar Income”); NorthStar Healthcare Income, Inc. (“NorthStar Healthcare”) and NorthStar Real Estate Income II, Inc. (“NorthStar Income II”) (collectively referred to as the “Sponsored Companies” and together with NorthStar Realty, collectively referred to as the “Managed Companies”). The Company is organized to provide asset management and other services to the Managed Companies or any other companies it may sponsor in the future, both in the United States and internationally. The Company will earn management, incentive and other fees pursuant to management and other contracts. In addition, the Company owns NorthStar Realty Securities, LLC (“NorthStar Securities”), NorthStar Realty’s previously owned captive broker-dealer platform registered with the Securities and Exchange Commission (“SEC”) and perform other asset management-related services.
References to the historical asset management business of NorthStar Realty including assets, liabilities and results of operations relate to managing the Sponsored Companies, owning NorthStar Securities and operating its special servicing business and are generally referred to as those of the Company.
In connection with the Distribution, NorthStar Realty contributed 100% of the limited liability company interests in certain of NorthStar Realty’s subsidiaries and $100.0 million in cash for the initial capitalization, plus approximately $17.9 million in cash for any expenses that the Company incurred in connection with the spin-off. Any additional expenses incurred in connection with the spin-off will be paid by NorthStar Realty.

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited combined consolidated financial statements and related notes of the Company are presented on a carve-out basis and have been prepared from the historical consolidated balance sheets, statements of operations and cash flows attributed to the historical asset management business of NorthStar Realty and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the combined consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These combined consolidated financial statements should be read in conjunction with the Company’s combined consolidated financial statements and notes thereto included in the Company’s Registration Statement on Form 10, as amended, which was filed with the SEC.
Historically, NorthStar Realty did not prepare separate financial statements for its asset management business as it has not operated separately from NorthStar Realty. These combined consolidated financial statements reflect the revenues and direct expenses of NorthStar Realty’s asset management business and include material assets and liabilities of NorthStar Realty that are specifically identifiable to the Company. Additionally, the combined consolidated financial statements include an allocation of indirect expenses of NorthStar Realty based on an estimate of expenses had such asset management businesses been run as an independent entity. This allocation method is principally based on relative head count and management’s knowledge of the operations of the Company. Actual results may differ from these allocations, assumptions and estimates. The Company believes the assumptions underlying its allocation of indirect expenses are reasonable. The amount allocated in the accompanying

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

combined consolidated financial statements are not necessarily indicative of the actual amount of such indirect expenses that would have been recorded had the Company been a separate independent entity.
Principles of Consolidation
The combined consolidated financial statements include the accounts of the Company and its consolidated subsidiaries.
Variable Interest Entities
A variable interest entity (“VIE”) is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. The Company bases its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity.
The Company reassesses its initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.
A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. The Company determines whether it is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for the Company or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the business activities of the Company and the other interests. The Company reassesses its determination of whether it is the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions.
The Company evaluates the Managed Companies and investments in unconsolidated ventures to determine whether they are a VIE.
Voting Interest Entities
A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If the Company has a majority voting interest in a voting interest entity, the entity will generally be consolidated. The Company does not consolidate a voting interest entity if there are substantive participating rights by other parties and/or kick-out rights by a single party.
The Company performs on-going reassessments of whether entities previously evaluated under the voting interest framework have become VIEs, based on certain events, and therefore subject to the VIE consolidation framework.
Investments in Unconsolidated Ventures
Non-controlling, unconsolidated ownership interests in an entity may be accounted for using the equity method, at fair value or the cost method.
Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents.

The Company may account for an investment in an unconsolidated entity at fair value by electing the fair value option. The Company records the change in fair value for its share of the projected future cash flow of such investments from one period to another in equity in earnings (losses) from unconsolidated ventures in the consolidated statements of operations. Any change in fair value attributed to market related assumptions is considered unrealized gain (loss).

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company may account for an investment that does not qualify for equity method accounting or for which the fair value option was not elected using the cost method if the Company determines the investment in the unconsolidated entity is insignificant. Under the cost method, equity in earnings is recorded as dividends are received to the extent they are not considered a return of capital, which is recorded as a reduction of cost of the investment.
Non-controlling Interests
A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to the Company. A non-controlling interest is required to be presented as a separate component of equity on the consolidated balance sheets and presented separately as net income (loss) and other comprehensive income (loss) (“OCI”) attributable to controlling and non-controlling interests. An allocation to a non-controlling interest may differ from the stated ownership percentage interest in such entities as a result of preferred returns and allocation formulas, if any, as described in such governing documents.
Estimates
The preparation of combined consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that could affect the amounts reported in the combined consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates and assumptions.
Reclassifications
Certain prior period amounts have been reclassified in the combined consolidated financial statements to conform to current period presentation.
Other Assets
The following table presents a summary of other assets as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014 (Unaudited) (1)	December 31, 2013

Furniture, fixtures and equipment, net	$5,438	$295
Prepaid expenses	2,002	547
Pending deal costs	1,427	—
Security deposits	2,047	34
Other	187	109
Total	$11,101	$985
__________

(1)	Represents fixed assets, tenant improvements and deposits related to leased offices that were transferred to the Company at the time of the spin-off.
Revenue Recognition
Asset Management and Other Fees
Asset management and other fees include asset management, incentive and other fees, such as acquisition and disposition fees, earned from the Managed Companies. Base asset management and other fees are recognized based on contractual terms specified in the underlying governing documents in the periods during which the related services are performed and the amounts have been contractually earned. Incentive fees and payments are recognized subject to the achievement of return hurdles in accordance with the respective terms set forth in the governing documents of the Managed Company.
Selling Commission and Dealer Manager Fees and Commission Expense
Selling commission and dealer manager fees represents income earned by the Company for selling equity in the Sponsored Companies through NorthStar Securities. Selling commission and dealer manager fees and commission expense is accrued on a trade date basis.
Allowance for Doubtful Accounts
An allowance for a doubtful account is established when, in the opinion of the Company, a full recovery of a receivable

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

becomes doubtful. A receivable is written off when it is no longer collectible and/or legally discharged. As of June 30, 2014 and December 31, 2013, there was no allowance for doubtful accounts.
Equity-Based Compensation
The Company accounts for equity-based compensation awards using the fair value method, which requires an estimate of fair value of the award at the time of grant. Awards may be based on a variety of measures such as time, performance, market or a combination thereof. For service-based awards, the Company recognizes compensation expense over the vesting period on a straight-line basis. For awards with performance or market measures, the Company recognizes compensation expense over the requisite service period, using the accelerated attribution expense method. For performance-based measures, the Company recognizes compensation expense, net of estimated forfeitures, based on an estimate of the probable achievement of such measures. For market-based measures, the Company recognizes compensation expense based on the initial estimate of the fair value of the award using a binomial model.
For awards with a combination of performance or market measures, the Company estimates the fair value as if it were two separate awards. First, the Company estimates the probability of achieving the performance measure. If it is not probable the performance condition will be met, the Company records the compensation expense based on the fair value of the market measure. This expense is recorded even if the market-based measure is never met. If the performance-based measure is subsequently estimated to be achieved, the Company records compensation expense based on the performance-based measure. The Company would then record a cumulative catch-up adjustment for any additional compensation expense.
Equity-based compensation issued to non-employees is accounted for using the fair value of the award at the earlier of the performance commitment date or performance completion date. The awards are remeasured every quarter based on the stock price as of the end of the reporting period until such awards vest, if any.
Foreign Currency Remeasurement
Assets and liabilities denominated in non-U.S. dollar currencies are remeasured at a rate of exchange prevailing on the reporting date and revenues and expenses are remeasured at the average rate of exchange for the period. The Company’s functional currency of its non-U.S. denominated assets and liabilities is the U.S. dollar. Therefore, any gains or losses from the remeasurement of foreign currency to U.S. dollars are recognized in earnings.
Comprehensive Income (Loss)

The Company had no items of other comprehensive income (loss), so its comprehensive loss is the same as net loss for all periods presented.
Earnings Per Share
The Company’s basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common stock outstanding, including restricted stock. Diluted EPS reflects the potential dilution that could occur if outstanding restricted stock units (“RSUs”) or other contracts to issue common stock, assuming performance hurdles have been met, were converted to common stock, including Deferred LTIP Units (refer to Note 8), where such exercise or conversion would result in a lower EPS. The dilutive effect of such RSUs and Deferred LTIP Units is calculated assuming all units are converted to common stock, if any.
Income Taxes
Certain subsidiaries of the Company were subject to taxation by federal and state authorities for the periods presented. The amount of income tax included was determined to be immaterial for the periods presented.

Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income taxes would represent the total of income taxes paid or payable for the current year, plus the change in deferred taxes during the year.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting update requiring a company to

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers.  When it becomes effective on January 1, 2017, the accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP.  The Company is in the process of evaluating the impact, if any, of the update on its combined consolidated financial statements and related disclosures.

3.	Management Agreements and Managed Companies
NorthStar Realty Finance
Management Agreement
Upon completion of the Distribution, the Company entered into a management agreement with NorthStar Realty for an initial term of 20 years, which will be automatically renewed for additional 20-year terms each anniversary thereafter unless earlier terminated. As asset manager, the Company is responsible for NorthStar Realty’s day-to-day operations, subject to the supervision of the NorthStar Realty board of directors. Through its global network of subsidiaries and branch offices, the Company will perform services and activities relating to, among other things, investments and financing, portfolio management and other administrative services, such as accounting and investor relations, to NorthStar Realty and its subsidiaries other than NorthStar Realty’s commercial real estate loan origination business.
Effective June 30, 2014, NorthStar Realty will pay an annualized base management fee to the Company of $148.0 million and the fee will increase subsequent to July 1, 2014, by 1.5% per annum of the sum of:

•	cumulative net proceeds of all future common equity and preferred equity issued by NorthStar Realty;

•	equity issued by NorthStar Realty in exchange or conversion of exchangeable senior notes based on the stock price at the date of issuance;

•
any other issuances by NorthStar Realty of common equity, preferred equity or other forms of equity, including but not limited to LTIP units (excluding equity-based compensation, but including issuances related to an acquisition, investment, joint venture or partnership); and

•
cumulative cash available for distribution (“CAD”) of NorthStar Realty in excess of cumulative distributions paid on common stock, LTIP units or other equity awards beginning the first full calendar quarter after the Distribution.

Additionally, NorthStar Realty’s equity interest in RXR Realty LLC (“RXR Realty”) and Aerium Group (“Aerium”) is structured so that the Company is entitled to the portion of distributable cash flow from each investment in excess of the $10.0 million minimum annual base amount. As of August 8, 2014, the annual base management fee to the Company is $150.0 million.
The Company is entitled to an incentive fee, calculated and payable quarterly in arrears in cash, equal to:

•
the product of: (a) 15.0% and (b) CAD of NorthStar Realty before such incentive fee, divided by the weighted average shares outstanding for the calendar quarter, when such amount is in excess of $0.39 per share but less than $0.45 per share; plus

•
the product of: (a) 25.0% and (b) CAD of NorthStar Realty before such incentive fee, divided by the weighted average shares outstanding for the calendar quarter, when such amount is equal to or in excess of $0.45 per share;

•	multiplied by the weighted average shares outstanding of NorthStar Realty for the calendar quarter.
In addition, the Company may also earn an incentive fee from NorthStar Realty’s healthcare investments in connection with the Company’s Healthcare Strategic Partnership (refer to Note 5).
Weighted average shares represents the number of shares of NorthStar Realty’s common stock, LTIP units or other equity-based awards (with some exclusions), outstanding on a daily weighted average basis. With respect to the base management fee, all issuances shall be allocated on a daily weighted average basis during the fiscal quarter of issuances.
Furthermore, if NorthStar Realty were to spin-off any asset or business in the future, such entity would be managed by the Company on terms substantially similar to those set forth in the management agreement between the Company and NorthStar Realty. The management agreement further provides that the aggregate base management fee in place immediately after the

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

spin-off will not be less than the aggregate base management fee in place at NorthStar Realty immediately prior to the spin-off. For the three and six months ended June 30, 2014, the Company did not earn any fees from NorthStar Realty.
Payment of Costs and Expenses and Expense Allocation
NorthStar Realty is responsible for all of its direct costs and expenses and will reimburse the Company for costs and expenses incurred by the Company on its behalf. In addition to NorthStar Realty’s costs and expenses, following the Distribution, NorthStar Realty shall reimburse the Company for additional costs and expenses incurred by the Company for an amount not to exceed the following: (i) 20.0% of the combined total of: (a) NorthStar Realty’s general and administrative expenses as reported in its consolidated financial statements excluding: (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to the Company under the terms of the management agreement and (4) any allocation of expenses from NorthStar Realty (“NorthStar Realty G&A”); and (b) the Company’s general and administrative expenses as reported in its combined consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any of the Managed Companies, less (ii) the NorthStar Realty G&A.
For the three months ended June 30, 2014 and 2013, the Company was allocated $3.5 million and $5.8 million of salaries and related expense, respectively, $7.4 million and $1.8 million of equity-based compensation expense, respectively, and an immaterial amount and $0.4 million of other general and administrative expenses, respectively. For the six months ended June 30, 2014 and 2013, the Company was allocated $9.0 million and $9.3 million of salaries and related expense, respectively, $13.7 million and $3.5 million of equity-based compensation expense, respectively, and $0.1 million and $0.5 million of other general and administrative expenses, respectively.
Sponsored Companies
The following table presents a summary of the fee arrangements with the current Sponsored Companies:

	NorthStar	NorthStar	NorthStar
	Income	Healthcare	Income II
Asset Management and Other Fees:
Asset management fees (1)	1.25% of Assets	1.00% of Assets	1.25% of Assets
Acquisition fees (2)	1.00% of Investment	1.00% of Investment (2.25% for real estate properties)	1.00% of Investment
Disposition fees (3)	1.0% of sales price	1.0% of sales price of debt investment (2.00% for real estate properties)	1.0% of sales price
Incentive payments (4)	15% of net cash flows after an 8% return	15% of net cash flows after a 6.75% return(5)	15% of net cash flows after a 7% return
__________________

(1)
Assets represent principal amount funded or allocated for debt investments originated or acquired and the cost of all other investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or the Company’s proportionate share thereof in the case of an investment made in a joint venture).

(2)
Calculated based on the amount funded or allocated by the Sponsored Company to originate or acquire investments, including acquisition expenses and any financing attributable to such investments (or the proportionate share thereof in the case of an equity investment made through a joint venture).

(3)	Calculated based on contractual sales price of each investment sold.

(4)
The Company is entitled to receive distributions equal to 15.0% of net cash flows of the respective Sponsored Company, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus the respective cumulative, non-compounded annual pre-tax return (as noted in the table above) on such invested capital.

(5)	The Healthcare Strategic Partnership will be entitled to the incentive fees earned from managing NorthStar Healthcare, of which the Company will earn its proportionate interest.

For the three months ended June 30, 2014 and 2013, the Company earned $13.1 million and $5.8 million, respectively, of asset management and other fees from the Sponsored Companies. For the six months ended June 30, 2014 and 2013, the Company earned $21.8 million and $10.3 million, respectively, of asset management and other fees from the Sponsored Companies.

NorthStar Realty committed to invest up to $10.0 million in each of the Sponsored Companies that are in their offering stage. In addition, NorthStar Realty will commit up to $10.0 million of distribution support consistent with its past practice in any future non-traded sponsored company that the Company sponsors, up to a total of five new companies per year.
NorthStar Income successfully completed its public offering on July 1, 2013 by raising $1.1 billion in capital. NorthStar Healthcare and NorthStar Income II commenced capital raising in 2013. NorthStar Securities has dealer-manager agreements with NorthStar Healthcare and NorthStar Income II.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On June 26, 2014, NorthStar/RXR New York Metro Income, Inc., (“NorthStar/RXR New York Metro”), confidentially submitted Amendment 1 to its registration statement on Form S-11 to the SEC seeking to raise up to $2.0 billion in a public offering of common stock. NorthStar/RXR New York Metro will be structured as a public, non-traded corporation that intends to qualify as a REIT and is co-sponsored by the Company and RXR Realty LLC, a leading real estate owner, developer and investment management company focused on high-quality real estate investments in the New York Tri-State area. Any asset management and other fees incurred by NorthStar/RXR New York Metro will be shared by the Company and RXR Realty as co-sponsors. NorthStar/RXR New York Metro intends to make commercial real estate investments in the New York metropolitan area. The distribution support agreement related to NorthStar/RXR New York Metro is an obligation of both NorthStar Realty and RXR Realty, to purchase up to an aggregate of $10.0 million in Class A common stock during the two-year period following commencement of the offering, with NorthStar Realty and RXR Realty agreeing to purchase 75% and 25% of any shares purchased, respectively.
Pursuant to each of the advisory agreements with the Company’s current Sponsored Companies, the Company may determine, in its sole discretion, to defer or waive, in whole or in part, certain asset management and other fees incurred. In considering whether to defer or waive any such fees, the Company evaluates the specific facts and circumstances surrounding the incurrence of a particular fee and makes its decision on a case by case basis.
In addition, the Company is entitled to certain expense allocations for costs paid on behalf of its Sponsored Companies which include: (i) reimbursement for organization and offering costs such as professional fees and other costs associated with the formation and offering of the Sponsored Company; and (ii) reimbursement for direct and indirect operating costs such as certain salaries, equity-based compensation and professional and other costs associated with managing the operations of the Sponsored Company. The following table presents a summary of the expense arrangements with the current Sponsored Companies:

	NorthStar Income	NorthStar Healthcare	NorthStar Income II
Organization and offering costs (1)	$11.0 million (2)	$15.0 million, or 1.5% of the proceeds expected to be raised from the offering	$24.8 million, or 1.5% of the proceeds expected to be raised from the offering
Operating costs (3)	Greater of 2.0% of its average invested assets or 25.0% of its net income	Greater of 2.0% of its average invested assets or 25.0% of its net income	Greater of 2.0% of its average invested assets or 25.0% of its net income
 __________________

(1)
Represents reimbursement for organization and offering costs paid on behalf of the Sponsored Company in connection with their respective offering. The Company is facilitating the payment of organization and offering costs on behalf of the Sponsored Companies. The Company records these costs as Receivables, related parties on its consolidated balance sheets until repaid. The Sponsored Companies record these costs as either advisory fees-related parties on their consolidated statements of operations or as a cost of capital in their consolidated statements of equity.

(2)	Represents the total expense allocation for organization and offering costs through the end of the offering period in July 2013.

(3)
Calculated based on the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of each Sponsored Company’s average invested assets; or (ii) 25.0% of each Sponsored Company’s net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period.

As of June 30, 2014 and December 31, 2013, the Company had unreimbursed costs of $16.9 million and $23.2 million, respectively, recorded as receivables, related parties on the combined consolidated balance sheets. For the six months ended June 30, 2014, the Company received $8.5 million of reimbursement from the Sponsored Companies.
Selling Commission and Dealer Manager Fees and Commission Expense
Selling commissions and dealer manager fees represents income earned by selling equity in Sponsored Companies through NorthStar Securities. Pursuant to dealer manager agreements between NorthStar Securities and the Sponsored Companies, the Company generally receives selling commissions of up to 7.0% of gross offering proceeds raised. The Company reallows all selling commissions earned to participating broker-dealers. In addition, the Company also generally receives a dealer manager fee of up to 3.0% of gross offering proceeds raised, a portion of which may be reallowed to participating broker-dealers. The Company earns net commission income through NorthStar Securities for selling equity in the Sponsored Companies, which is expected to cover the costs of the broker-dealer business. Currently, net commission income covers the majority of such costs. Commission expense represents fees to participating broker-dealers with whom the Company has selling agreements and commissions to employees of NorthStar Securities. For the six months ended June 30, 2014 and 2013, the Company earned $33.9 million and $49.6 million of selling commission and dealer manager fees, respectively. For the three months ended June 30, 2014 and 2013, commission expense included $2.3 million and $4.0 million, respectively, related to employees of NorthStar Securities. For the six months ended June 30, 2014 and 2013, commission expense included $4.0 million and $6.1 million, respectively, related to employees of NorthStar Securities. For the three months ended June 30, 2014 and 2013, commission expense included $2.3 million and $4.0 million, respectively, related to employees of NorthStar Securities

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other
A subsidiary of the Company is a rated special servicer by Standard & Poor’s and Fitch Ratings and receives special servicing fees for services related to certain securitization transactions.

4.	Investments in Unconsolidated Ventures
Fund Alliance
In June 2014, the Company acquired a 50.0% interest in Fund Alliance Corporation, a crowd-funding technology platform company for $4.0 million. The Company accounts for this investment under the equity method. In addition to earning a proportionate share of net income, the Company will also earn a net 0.50% fee on any syndicated investments, a minimum base management fee of 1.0% and an incentive fee of 15.0% on contractually defined excess cash flows. As of June 30, 2014, the carrying value of the investment was $4.0 million. For the three and six months ended June 30, 2014, the Company did not recognize any income related to this investment.

5.	Related Party Arrangements
NorthStar Realty
Investment Opportunities
Under the management agreement, NorthStar Realty agreed to make available to the Company for the benefit of the Managed Companies, including NorthStar Realty, all investment opportunities sourced by NorthStar Realty. The Company agreed to fairly allocate such opportunities among the Managed Companies, including NorthStar Realty, in accordance with an investment allocation policy. Pursuant to the management agreement, NorthStar Realty will be entitled to fair and reasonable compensation for its services in connection with any loan origination opportunities sourced by it, which may include first mortgage loans, subordinate mortgage interests, mezzanine loans and preferred equity interests, in each case relating to commercial real estate.
The Company will provide services with regard to such areas as payroll, human resources and employee benefits, financial systems management, treasury and cash management, accounts payable services, telecommunications services, information technology services, property management services, legal and accounting services and various other corporate services to NorthStar Realty as it relates to its loan origination business for commercial real estate debt.
Credit Agreement
In connection with the Distribution, the Company entered into a revolving credit agreement with NorthStar Realty pursuant to which NorthStar Realty will make available to the Company, on an “as available basis,” up to $250.0 million of financing for a five year term at LIBOR plus 3.50%. The revolving credit facility is unsecured. The Company expects to use the proceeds for general corporate purposes, including potential future acquisitions. In addition, the Company may also use the proceeds to acquire assets on behalf of the Managed Companies that it intends to allocate to such managed company but for which such managed company may not then have immediately available funds. The terms of the revolving credit facility contain various representations, warranties, covenants and conditions, including the condition that NorthStar Realty’s obligation to advance proceeds to the Company is dependent upon NorthStar Realty and its affiliates having at least $100.0 million of either unrestricted cash and cash equivalents or amounts available under committed lines of credit, after taking into account the amount the Company seeks to draw under the facility. As of June 30, 2014, the Company had no borrowings outstanding under the credit agreement.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Healthcare Strategic Joint Venture
In January 2014, the Company entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc. focused on expanding the Company’s healthcare business into a preeminent healthcare platform (“Healthcare Strategic Partnership”). In connection with the partnership, Mr. Flaherty oversees and seeks to grow both NorthStar Realty’s healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In connection with entering into the partnership, NorthStar Realty granted Mr. Flaherty certain RSUs (refer to Note 7). The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% above certain hurdles for new and existing healthcare real estate investments held by NorthStar Realty and NorthStar Healthcare. The partnership will also be entitled to any incentive fees earned from NorthStar Healthcare or any future healthcare non-traded REITs sponsored by the Company, NorthStar Realty or any affiliates. For the three and six months ended June 30, 2014, the Company did not earn any incentive fees relating to the Healthcare Strategic Partnership.

6.	Commitments and Contingencies
The Company may be involved in various litigation matters arising in the ordinary course of its business. Although management is unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, the legal proceedings are not expected to have a material adverse effect on the Company’s financial position or results of operations.

7.	Equity-Based Compensation
Impact of the Spin-off
NorthStar Realty has issued equity-based awards to directors, officers, employees, consultants and advisors pursuant to the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (the “NorthStar Realty Stock Plan”) and the NorthStar Realty Executive Incentive Bonus Plan, as amended (the “NorthStar Realty Plan” and collectively the “NorthStar Realty Equity Plans”). In addition, the Company issued equity-based awards to directors, officers, employees, consultants and advisors pursuant to the NorthStar Asset Management Group Inc. 2014 Omnibus Stock Incentive Plan (the “NSAM Stock Plan”).
All of the vested and unvested equity-based awards granted by NorthStar Realty prior to the spin-off remain outstanding following the spin-off. Holders of shares of NorthStar Realty’s common stock subject to outstanding equity awards, included LTIP units converted to common shares in connection with NorthStar Realty’s internal corporate reorganization, received an equal number of shares of NSAM’s common stock in connection with the spin-off, all of which generally remain subject to the same vesting and other terms that applied prior to the spin-off. LTIP units that remain subject to vesting after the effect of the spin-off are herein referred to as restricted stock. Deferred LTIP Units are equity awards representing the right to receive either LTIP units in NorthStar Realty’s successor operating partnership or, if such LTIP units are not available upon settlement of the award, shares of NorthStar Realty common stock. Other equity and equity-based awards relating to NorthStar Realty’s common stock, such as RSUs and Deferred LTIP Units, were adjusted to also relate to an equal number of shares of the Company’s common stock, but otherwise generally remain subject to the same vesting and other terms that applied prior to the spin-off. Vesting conditions for outstanding awards have been adjusted to reflect the impact of the Company in terms of employment for service based on awards and total stockholder return in terms of performance-based awards with respect to periods after the spin-off.
Following the spin-off, NorthStar Realty and the compensation committee of its board of directors (the “NorthStar Realty Compensation Committee”) will continue to administer all awards issued under the NorthStar Realty Equity Plans but the Company will be obligated to issue shares of the Company’s common stock or other equity awards of its subsidiaries or make cash payments in lieu thereof or with respect to dividend or distribution equivalent obligations to the extent required by these awards under the NorthStar Realty Equity Plans. These awards will continue to be governed by the NorthStar Realty Equity Plans, as applicable, and shares of the Company’s common stock issued pursuant to these awards will not be issued pursuant to, or reduce availability under the NorthStar Realty Equity Plans.
In connection with the spin-off, most of the existing employees of NorthStar Realty became employees of the Company. Executive officers, employees engaged in the Company’s loan origination business and certain other employees became co-employees of the Company and NorthStar Realty.
The following summarizes the equity-based compensation plans and related expenses for the Company and NorthStar Realty.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NorthStar Asset Management Equity Plans
Omnibus Stock Incentive Plan
In March 2014, the NorthStar Realty Compensation Committee approved the NSAM Stock Plan, which was subsequently adopted by the Company’s board of directors and approved by its sole stockholder. The NSAM Stock Plan was administered by the NorthStar Realty Compensation Committee prior to the spin-off and is administered by the Company’s compensation committee following the spin-off. The NSAM Stock Plan provides flexibility to use various equity-based and cash incentive awards as compensation tools to motivate the Company’s workforce.
In anticipation of the spin-off, on April 3, 2014, the Company granted an aggregate of 6,230,529 RSUs to its executive officers pursuant to the NSAM Stock Plan. The RSUs vest over four years and are subject to the achievement of performance-based vesting conditions and continued employment. 40% of these RSU are subject to the achievement of performance-based hurdles relating to CAD and capital raising of the Sponsored Companies. 30% of these RSU are subject to the achievement of performance-based hurdles relating to the Company’s absolute total stockholder return. The remaining 30% of these RSU are subject to the achievement of performance-based hurdles based on the Company’s total stockholder return relative to the Russell 2000 Index. The fair value of the absolute and the relative value grants are being amortized into equity-based compensation expense over the performance period. In May 2014, the Company also granted an aggregate of 1,348,520 RSUs with substantially similar terms to certain employees pursuant to the NSAM Stock Plan.
Incentive Compensation Plan
In March 2014, the NorthStar Realty Compensation Committee approved the NorthStar Asset Management Group Inc. Executive Incentive Bonus Plan (the “NSAM Bonus Plan” and collectively, with the NSAM Stock Plan, the “NSAM Plans”), which was subsequently adopted by the Company’s board of directors and approved by its sole stockholder. The NSAM Bonus Plan establishes the general parameters of the Company’s incentive bonus program for its executive officers. Pursuant to the NSAM Bonus Plan, for each plan year, the administrator will establish two bonus pools (an annual cash bonus pool and a long-term bonus pool), award a bonus pool percentage(s) to each participant with respect to such bonus pools and establish performance goals, vesting requirements and other terms and conditions applicable to such bonuses. The NSAM Bonus Plan was administered by the NorthStar Realty Compensation Committee prior to the spin-off and is administered by the Company’s compensation committee following the spin-off.
For 2014, the administrator established an annual cash bonus pool equal to 17% of the Company’s revenues, determined on a pro forma basis, giving effect to the spin-off as if it occurred on January 1, 2014. The actual amount of the 2014 annual cash bonuses will be determined based on the Company’s achievement of performance goals based on CAD of the Company and NorthStar Realty and capital raising of the Sponsored Companies. Pursuant to an employee matters agreement entered into in connection with the spin-off, NorthStar Realty agreed to make the cash portion of any incentive payment to the Company employees for services performed in 2014 through the date of the spin-off, as a result of which NorthStar will be responsible for paying 50% of any 2014 annual cash bonuses earned under the NSAM Bonus Plan. The administrator established a long-term bonus pool for 2014 with respect to annual cash bonuses. For 2014, long-term bonuses will be paid in both Company and NorthStar Realty equity-based awards and subject to performance-based and/or time-based vesting conditions over the four-year performance period from January 1, 2014 through December 31, 2017. No awards have been granted under the NSAM Bonus Plan and accordingly, the Company has not recorded any equity-based compensation expense for the three and six months ended June 30, 2014.
NorthStar Realty Equity Plans
Omnibus Stock Incentive Plan
In September 2004, the board of directors of NorthStar Realty adopted the NorthStar Realty Stock Plan, and such plan, as amended and restated, was further adopted by the board of directors of NorthStar Realty on April 17, 2013 and approved by the NorthStar Realty stockholders on May 29, 2013. The NorthStar Realty Stock Plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of NorthStar Realty common stock, in the form of restricted shares and other equity-based awards such as LTIP units or any combination of the foregoing. The eligible participants in the NorthStar Realty Stock Plan include directors, officers, employees, consultants and advisors of NorthStar Realty. In connection with the Distribution, the Company issued 781,187 shares of restricted stock subject to vesting and 1,135,599 Deferred LTIP Units, of which 982,977 remain subject to vesting.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Incentive Compensation Plan
In July 2009, the NorthStar Realty Compensation Committee approved the material terms of the NorthStar Realty Plan for NorthStar Realty’s executive officers and other employees. Pursuant to the NorthStar Realty Plan, an incentive pool was established each calendar year through 2013. The size of the incentive pool was calculated as the sum of: (a) 1.75% NorthStar Realty’s “adjusted equity capital” for the year; and (b) 25% of NorthStar Realty’s adjusted funds from operations, as adjusted, above a 9% return hurdle on adjusted equity capital. Payout from the incentive pool is or was subject to achievement of additional performance and/or time-based goals. A portion of the NorthStar Realty Plan was issued in the form of RSUs, subject to achieving cumulative performance hurdles and/or total stockholder return hurdles established by the NorthStar Realty Compensation Committee for a three-or four- year period, subject to the participant’s continued employment through the payment date. These performance based RSUs were adjusted to refer to combined total stockholder return of the Company and NorthStar Realty with respect to periods after the spin-off. NorthStar Realty has issued equity-based compensation under the Incentive Compensation Plan in each consecutive year since 2009. In connection with the Distribution, the Company granted an aggregate of 1,968,111 RSUs to executive officers.
Healthcare Strategic Joint Venture
In connection with entering into the Healthcare Strategic Partnership, NorthStar Realty granted Mr. Flaherty 500,000 RSUs, which vest on January 22, 2019, unless certain conditions are met. In connection with the spin-off, the RSUs granted to Mr. Flaherty were adjusted to also relate to an equal number of shares of the Company’s common stock. The RSUs are entitled to dividend equivalents prior to vesting and may be settled either in shares of common stock of the Company and NorthStar Realty or in cash at the option of the Company. Mr. Flaherty is also entitled to incremental grants of the Company’s common stock subject to certain conditions being met pursuant to a separate contractual arrangement entered into in connection with the Healthcare Strategic Partnership.
Summary
For the six months ended June 30, 2014 and 2013, the Company was allocated $13.7 million and $3.5 million, respectively, of total equity-based compensation expense related to the NorthStar Realty Equity Plans and the NSAM Stock Plan. For the three months ended June 30, 2014 and 2013, the Company was allocated $8.0 million and $2.2 million, respectively, of total equity-based compensation expense related to the NorthStar Realty Equity Plans and the NSAM Stock Plan. As of June 30, 2014, equity-based compensation expense to be recognized by the Company over the remaining vesting period through January 2019 is $137.7 million, provided there are no forfeitures and excluding any mark to market adjustments.

8.	Stockholders’ Equity
Distribution
Upon Distribution, NorthStar Realty distributed to its common stockholders all of the common stock of the Company in a pro rata distribution of one share of the Company common stock for each share of NorthStar Realty common stock.
Earnings Per Share
Basic and diluted earnings per share and the average number of common shares outstanding were calculated using the number of common stock outstanding immediately following the spin-off on June 30, 2014. The Company presents common stock issued in connection with the spin-off as if it had been outstanding for all periods presented, similar to a stock split. The following table presents EPS for the three and six months ended June 30, 2014 and 2013 (dollars and shares in thousands, except per share data):

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income (loss) attributable to NorthStar Asset Management Group Inc. common stockholders	$(22,247)	$(2,348)	$(30,552)	$(4,477)
Denominator:
Weighted average number of shares of common stock	188,597	188,597	188,597	188,597
Weighted average number of diluted shares(1)	188,597	188,597	188,597	188,597
Earnings (loss) per share:
Basic	$(0.12)	$(0.01)	$(0.16)	$(0.02)
Diluted	$(0.12)	$(0.01)	$(0.16)	$(0.02)
________________________

(1)
Diluted EPS excludes the effect of equity-based awards issued that were not dilutive for the periods presented. These instruments could potentially impact diluted EPS in future periods, depending on changes in the Company’s stock price and other factors.

9.	Segment Information
The Company conducts its asset management business through the following segments, which are based on how management reviews and manages its business:

•
NorthStar Realty - Segment is focused on providing asset management and other services on a fee basis by managing NorthStar Realty’s day-to-day operations. The Company will begin earning fees from NorthStar Realty on July 1, 2014.

•	Sponsored Companies - Segment is focused on providing asset management and other services on a fee basis by managing each Sponsored Company’s respective day-to-day operations.

•	Broker-dealer - Segment is focused on selling equity in the Sponsored Companies.
In addition, the Company earns fees from special servicing in connection with certain securitization transactions.
The following tables present segment reporting for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

Three months ended June 30, 2014	NorthStar Realty (1)	Sponsored Companies	Broker Dealer (4)	Other (2)	Corporate (3)	Total
Asset management and other fees, related parties	$—	$13,110	$—	$—	$—	$13,110
Selling commission and dealer manager fees, related parties	—	—	19,313	—	—	19,313
Commission expense	—	—	18,138	—	—	18,138
Total general and administrative expenses	—	—	2,319	—	12,521	14,840
Net income (loss)	—	13,110	(1,169)	11	(34,199)	(22,247)

Three months ended June 30, 2013	NorthStar Realty (1)	Sponsored Companies	Broker Dealer (4)	Other (2)	Corporate (3)	Total
Asset management and other fees, related parties	$—	$5,787	$—	$—	$—	$5,787
Selling commission and dealer manager fees, related parties	—	—	32,635	—	—	32,635
Commission expense	—	—	29,506	—	—	29,506
Total general and administrative expenses	—	—	1,898	—	9,499	11,397
Net income (loss)	—	5,787	1,195	169	(9,499)	(2,348)
__________________

(1)	Excludes fees that the Company will begin earning from July 1, 2014, in connection with the management agreement with NorthStar Realty (refer to Note 3).

(2)	Primarily represents revenues and expenses related to special servicing.

(3)	Includes transaction costs and allocated general and administrative expenses.

(4)	Direct general and administrative expenses incurred by the broker dealer.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Six months ended June 30, 2014	NorthStar Realty (1)	Sponsored Companies	Broker Dealer (4)	Other (2)	Corporate (3)	Total
Asset management and other fees, related parties	$—	$21,779	$—	$—	$—	$21,779
Selling commission and dealer manager fees, related parties	—	—	33,861	—	—	33,861
Commission expense	—	—	31,698	—	—	31,698
Total general and administrative expenses	—	—	7,441	—	22,902	30,343
Net income (loss)	—	21,779	(5,326)	125	(47,130)	(30,552)

Six months ended June 30, 2013	NorthStar Realty(1)	Sponsored Companies	Broker Dealer (4)	Other (2)	Corporate (3)	Total
Asset management and other fees, related parties	$—	$10,295	$—	$—	$—	$10,295
Selling commission and dealer manager fees, related parties	—	—	49,575	—	—	49,575
Commission expense	—	—	44,875	—	—	44,875
Total general and administrative expenses	—	—	3,301	—	16,393	19,694
Net income (loss)	—	10,295	1,345	276	(16,393)	(4,477)
__________________

(1)	Excludes fees that the Company will begin earning from July 1, 2014, in connection with the management agreement with NorthStar Realty (refer to Note 3).

(2)	Primarily represents revenues and expenses related to special servicing.

(3)	Includes transaction costs and allocated general and administrative expenses.

(4)	Direct general and administrative expenses incurred by the broker dealer.

The following table presents total assets by segment as of June 30, 2014 and December 31, 2013 (dollars in thousands):

Total Assets	NorthStar Realty	Sponsored Companies	Broker Dealer	Other (1)	Corporate	Total
June 30, 2014	$—	$20,022	$9,269	$4,431	$120,146	$153,868
December 31, 2013	$—	$23,149	$8,377	$183	$—	$31,709

__________________

(1)	Primarily represents assets related to special servicing and the investment in crowd funding.

10.	Subsequent Events

Independent Directors’ Share Grants

On July 1, 2014, pursuant to the appointment of the board of directors, the Company granted 6,250 shares of restricted stock at $19.20 per share to each of the Company’s six independent directors. The stock will generally vest over three years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited combined consolidated financial statements and notes thereto included in Item 1. “Financial Statements” of this report. References to “NSAM,” “we,” “us” or “our” refer to NorthStar Asset Management Group Inc. and its subsidiaries unless the context specifically requires otherwise.
Introduction
On June 30, 2014, NorthStar Realty Finance Corp. (NYSE: NRF), or NorthStar Realty, completed its previously announced spin-off of its asset management business into a separate publicly-traded company, NorthStar Asset Management Group Inc. (NYSE: NSAM), a Delaware corporation, in the form of a tax-free distribution, or the Distribution. In connection with the Distribution, each of NorthStar Realty’s common stockholders received shares of our common stock on a one-for-one basis. Upon completion of the spin-off, the asset management business of NorthStar Realty is owned and operated by us and NorthStar Realty is externally managed by our affiliate through a management contract with an initial term of 20 years. NorthStar Realty will continue to operate its commercial real estate debt origination business. Most of NorthStar Realty’s employees at the time of the spin-off became our employees except for executive officers, employees engaged in NorthStar Realty’s existing loan origination business and certain other employees that became co-employees of both us and NorthStar Realty.
Our affiliate also manages NorthStar Realty’s previously sponsored non-traded real estate investment trusts, or REITs: NorthStar Real Estate Income Trust, Inc., or NorthStar Income; NorthStar Healthcare Income, Inc., or NorthStar Healthcare, and NorthStar Real Estate Income II, Inc., or NorthStar Income II, collectively referred to as the Sponsored Companies and together with NorthStar Realty, collectively referred to as the Managed Companies. We are organized to provide asset management and other services to the Managed Companies or any other companies we may sponsor in the future, both in the United States and internationally. We will earn management, incentive and other fees pursuant to management and other contracts. In addition, we own NorthStar Realty Securities, LLC, or NorthStar Securities, NorthStar Realty’s previously owned captive broker-dealer platform registered with the Securities and Exchange Commission, or SEC, and perform other asset management-related services. As of August 8, 2014, we had $16.7 billion of assets under management.
Summary of Business
Our primary business lines are as follows:

•
NorthStar Realty - Focused on providing asset management and other services on a fee basis by managing NorthStar Realty’s day-to-day operations. We will begin earning fees from NorthStar Realty on July 1, 2014.

•	Sponsored Companies - Focused on providing asset management and other services on a fee basis by managing each Sponsored Company’s respective day-to-day operations.

•	Broker-dealer - Focused on selling equity in our Sponsored Companies.
In addition, we earn fees from special servicing in connection with certain securitization transactions.
Our Business
Our primary business objective is to provide asset management and other services by managing NorthStar Realty and our Sponsored Companies, both in the United States and internationally. We earn asset management, incentive and other fees pursuant to our management and other contracts. Our growth will be aligned with the ability of NorthStar Realty and our Sponsored Companies to grow by raising capital, which in turn will be driven by their investment activities and overall performance. We expect to expand our asset management business through organic growth by managing additional investment vehicles and potentially through the acquisition of third-party asset management contracts and businesses. In connection with our international strategy, we entered into a strategic alliance with a European asset manager, have opened offices and are hiring investment professionals overseas.
Our Managed Companies have historically invested in the commercial real estate industry and have demonstrated the ability to invest and create value through multiple real estate cycles and changing market conditions. The term commercial real estate industry refers to all commercial property types, both in the United States and internationally, including but not limited to healthcare, manufactured housing communities, hotel, net lease and multifamily properties. Our management team has a proven track record in managing and growing NorthStar Realty and our Sponsored Companies. We believe our in-place, long-duration fees, substantial growth prospects and scalable operating platform, position us as an industry leading asset manager. We have the ability to maintain a competitive advantage through a combination of our deep industry relationships and access to market leading commercial real estate credit underwriting and capital markets expertise which enables us to manage credit risk as well as to structure and finance the assets of our Managed Companies efficiently. Following the spin-off, most of the existing employees of NorthStar Realty became our employees. Executive officers, employees engaged in NorthStar Realty’s existing loan origination business and certain other employees are co-employees of us and NorthStar Realty. Our ability to identify opportunities across a broad spectrum of potential investments for our Managed Companies will continue to create complementary and overlapping sources of investment opportunities based on a common reliance on market fundamentals and application of similar underwriting and asset management skills as we seek to maximize stockholder value.
Assets of our Managed Companies grew significantly over the past several years driven by our ability to raise capital for NorthStar Realty and our Sponsored Companies and in turn effectively deploy such capital. The following table presents the assets of our Managed Companies as of June 30, 2014, adjusted for the Griffin-American merger (refer below) and acquisitions and agreements to purchase through August 8, 2014, and December 31, 2013 (dollars in thousands):

	June 30, 2014			December 31, 2013
	Amount		Percentage	Amount	Percentage
NorthStar Realty(1)(2)	$14,122,839		84.80%	$8,660,375	81.50%
Sponsored Companies:(1)
NorthStar Income	1,937,811	(3)	11.60%	1,831,104	17.20%
NorthStar Healthcare	359,850		2.20%	115,839	1.10%
NorthStar Income II	227,813		1.40%	25,326	0.20%
Direct investments	4,000		—%	—	—%
Total	$16,652,313		100.0%	$10,632,644	100.0%
__________

(1)	Based on total consolidated assets as reported by our respective Managed Companies.

(2)	Excludes a joint venture interest in a healthcare portfolio with NorthStar Healthcare.

(3)	Represents total assets as of June 30, 2014.

On August 5, 2014, NorthStar Realty and Griffin-American announced that the board of directors of both NorthStar Realty and Griffin-American unanimously approved a definitive merger agreement under which NorthStar Realty will acquire all of the outstanding shares of Griffin-American in a stock and cash transaction valued at $4 billion, including approximately $600 million of borrowings. Griffin-American is a non-traded REIT focused on medical office buildings, senior housing and other healthcare-related facilities and is co-sponsored by American Healthcare Investors and Griffin Capital Corporation.
We made investments on behalf of our Managed Companies, including NorthStar Realty prior to the spin-off. The following table presents gross investment activity related to these Managed Companies in 2014 including commitments through August 8, 2014 (dollars in millions):

	NorthStar Realty			NorthStar Income (2)		NorthStar Healthcare		NorthStar Income II
Asset Type:	Number	Principal/Purchase Price		Number	Principal/Purchase Price	Number	Principal/Purchase Price	Number	Principal/Purchase Price
Real estate equity (3)	193	$2,984	(1)	2	$45	10	$204	—	$—
Real estate debt	6	231		4	331	4	106	5	211
Real estate securities	2	11		—	—	—	—	—	—
Total	201	$3,226		6	$376	14	$310	5	$211
__________

(1)	Excludes a joint venture interest in a healthcare portfolio with NorthStar Healthcare.

(2)	Represents the asset balance as of June 30, 2014.

(3)	Represents the number of properties.

NorthStar Realty
NorthStar Realty has grown its business by raising capital and deploying such capital effectively. To date in 2014, NorthStar Realty issued aggregate net capital of $761 million from the issuance of common and preferred equity. In 2013, NorthStar Realty issued aggregate net capital of $1.9 billion, including $1.6 billion from the issuance of common and preferred equity, of which $650 million of common equity was issued in December 2013 subsequent to the announcement of the spin-off.
The management agreement with NorthStar Realty is for an initial term of 20 years and provides for a base management fee and incentive fee.
Base Management Fee:
Effective June 30, 2014, NorthStar Realty will pay an annual base management fee to us of $148 million and the fee will increase subsequent to July 1, 2014 by 1.5% per annum of the sum of:

•	cumulative net proceeds of all future common equity and preferred equity issued by NorthStar Realty after July 1, 2014;

•	equity issued by NorthStar Realty in exchange or conversion of exchangeable senior notes based on the stock price at the date of issuance;

•
any other issuances by NorthStar Realty of common equity, preferred equity or other forms of equity, including but not limited to limited partnership interest in an operating partnership, or LTIP units, (excluding equity-based compensation, but including issuances related to an acquisition, investment, joint venture or partnership); and

•
cumulative cash available for distribution, or CAD, of NorthStar Realty in excess of cumulative distributions paid on common stock, LTIP units or other equity awards beginning the first full calendar quarter after completion of the spin-off.

Additionally, NorthStar Realty’s equity interest in RXR Realty LLC, or RXR Realty, and Aerium Group, or Aerium, is structured so that we are entitled to the portion of distributable cash flow from each investment in excess of the $10 million minimum annual base amount. Refer to below for further discussion of such transactions.
For the three and six ended June 30, 2014, we did not earn any fees from NorthStar Realty.
Incentive Fee:
We are entitled to an incentive fee, calculated and payable quarterly in arrears in cash, equal to:

•
the product of: (a) 15% and (b) CAD of NorthStar Realty before such incentive fee, divided by the weighted average shares outstanding for the calendar quarter, when such amount is in excess of $0.39 per share but less than $0.45 per share; plus

•
the product of: (a) 25% and (b) CAD of NorthStar Realty before such incentive fee, divided by the weighted average shares outstanding for the calendar quarter, when such amount is equal to or in excess of $0.45 per share;

•	multiplied by the weighted average shares outstanding of NorthStar Realty for the calendar quarter.
In addition, we may also earn an incentive fee from the Healthcare Strategic Partnership (refer to below).
Weighted average shares represents the number of shares of NorthStar Realty’s common stock, LTIP units or other equity-based awards (with some exclusions), outstanding on a daily weighted average basis. With respect to the base management fee, all issuances shall be allocated on a daily weighted average basis during the fiscal quarter of issuances.
Additional NorthStar Realty Management Agreement Terms:

•	20-year initial term of management agreement, which will be automatically renewed for additional 20-year terms each anniversary thereafter unless earlier terminated for “cause.”

•
If NorthStar Realty were to spin-off any asset or business in the future, such entity would be managed by us on terms substantially similar to those set forth in the management agreement between NorthStar Realty and us. The management agreement further provides that the aggregate base management fee in place immediately after the spin-off will not be less than the aggregate base management fee in place at NorthStar Realty immediately prior to the spin-off.

Sponsored Companies
We have been focusing on raising capital for our Sponsored Companies through NorthStar Securities. Our first commercial real estate debt-oriented non-traded REIT, NorthStar Income, successfully completed its public offering on July 1, 2013 by raising $1.1 billion in capital. We are currently raising capital for our second Sponsored Company, NorthStar Healthcare, a healthcare equity and debt focused non-traded REIT, which has a maximum offering amount of $1.1 billion, and for our third Sponsored Company, NorthStar Income II, our second commercial real estate debt-oriented non-traded REIT, which has a maximum offering amount of $1.65 billion. NorthStar Healthcare and NorthStar Income II picked up momentum in raising capital in 2013, following the execution of a number of selling agreements in June 2013 and October 2013, respectively.

The following table presents a summary of the fee arrangements with our current Sponsored Companies:

	NorthStar	NorthStar	NorthStar
	Income	Healthcare	Income II
Offering amount(1)	$1.1 billion	$1.1 billion	$1.65 billion
Total raised through early August 2014	$1.2 billion	$428 million	$172 million
Primary strategy	Commercial Real Estate Debt	Healthcare Equity and Debt	Commercial Real Estate Debt
Primary offering period	Completed July 2013	Ends August 2015	Ends May 2015
Asset Management and Other Fees:
Asset management fees(2)	1.25% of Assets	1.00% of Assets	1.25% of Assets
Acquisition fees(3)	1.00% of Investment	1.00% of Investment (2.25% for real estate properties)	1.00% of Investment
Disposition fees(4)	1.0% of sales price	1.0% of sales price for debt investments (2.00% for real estate properties)	1.0% of sales price
Incentive payments(5)	15% of net cash flows after an 8% return	15% of net cash flows after a 6.75% return(6)	15% of net cash flows after a 7% return
__________________

(1)	Represents amount of shares initially registered to offer pursuant to each Sponsored Company’s public offering.

(2)
Assets represent principal amount funded or allocated for debt investments originated or acquired and the cost of all other investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or our proportionate share thereof in the case of an investment made in a joint venture).

(3)
Calculated based on the amount funded or allocated by our Sponsored Companies to originate or acquire investments, including acquisition expenses and any financing attributable to such investments (or the proportionate share thereof in the case of an equity investment made through a joint venture).

(4)	Calculated based on contractual sales price of each investment sold.

(5)
We are entitled to receive distributions equal to 15% of net cash flows of the respective Sponsored Company, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus the respective cumulative, non-compounded annual pre-tax return (as noted in the table above) on such invested capital.

(6)	The Healthcare Strategic Partnership will be entitled to the incentive fees earned from managing NorthStar Healthcare, of which we will earn our proportionate interest.
The following table presents a summary of our current Sponsored Companies and their capital raising activity for the six months ended June 30, 2014 and year ended December 31, 2013:

				Capital Raised (in thousands)
	Primary Strategy	Offering Amount	Offering Period	June 30, 2014		December 31, 2013
NorthStar Income	Commercial Real Estate Debt	$1.1 billion	Completed July 2013	$1,166,442	(1)	$545,423
NorthStar Healthcare	Healthcare Equity and Debt	$1.1 billion	Ends August 2015	345,208		109,243
NorthStar Income II	Commercial Real Estate Debt	$1.65 billion	Ends May 2015(2)	139,496		27,853
NorthStar/RXR New York Metro	New York Commercial Real Estate	$2.0 billion	(3)	(3)		(3)
__________

(1)	Represents capital raised through NorthStar Income’s dividend reinvestment plan.

(2)	Offering period subject to extension as determined by NorthStar Income II’s board of directors.

(3)	Offering period will commence upon its registration statement being declared effective by the Securities and Exchange Commission, or the SEC.

NorthStar Realty committed to invest up to $10 million in each of our Sponsored Companies that are in their offering stage. In addition, consistent with its past practice, NorthStar Realty will commit up to $10 million for distribution support in any future non-traded company that we sponsor, up to a total of five new companies per year.
On June 26, 2014, NorthStar/RXR New York Metro Income, Inc., or NorthStar/RXR New York Metro, confidentially submitted Amendment 1 to its registration statement on Form S-11 to the SEC seeking to raise up to $2.0 billion in a public offering of common stock. NorthStar/RXR New York Metro will be structured as a public, non-traded corporation that intends to qualify as a REIT and is co-sponsored by us and RXR Realty, a leading real estate owner, developer and investment management company focused on high-quality real estate investments in the New York Tri-State area. Any asset management and other fees incurred by NorthStar/RXR New York Metro will be shared by us and RXR Realty as co-sponsors. NorthStar/RXR New York Metro intends to make commercial real estate investments in the New York metropolitan area. The distribution support agreement related to NorthStar/RXR New York Metro is an obligation of both NorthStar Realty and RXR Realty, where each agreed to purchase up to an aggregate of $10.0 million in Class A common stock during the two-year period following commencement of the offering, with NorthStar Realty and RXR Realty agreeing to purchase 75% and 25% of any shares purchased, respectively.
Other
In June 2014, we acquired a 50% interest in Fund Alliance Corporation, a crowd-funding technology platform company for $4 million. We account for this investment under the equity method. In addition to earning a proportionate share of net income, we will earn a net 0.50% fee on any syndicated investments, a minimum base management fee of 1% and an incentive fee of 15% on contractually defined excess cash flows.
Sources of Operating Revenues and Cash Flows
We primarily generate revenue from asset management, incentive and other fee income pursuant to contractual arrangements with our Sponsored Companies. We also generate revenue from commission income from selling equity in our Sponsored Companies. Effective July1, 2014, we began generating revenue from asset management, incentive and other fee income from NorthStar Realty in addition to our Sponsored Companies.
Profitability and Performance Metrics
We will calculate several metrics to evaluate the profitability and performance of our business.

•
CAD is a non-GAAP measure that provides investors and management with a meaningful indicator of operating performance (refer to “Non-GAAP Financial Measures” for a description of this metric). We will provide the calculation of CAD, including a reconciliation of CAD to net income (loss) in the quarter beginning September 30, 2014; and

•	Our ability to raise capital for our Managed Companies, which in turn grows the assets of our Managed Companies, is a driver of our ability to grow our fee income.
Outlook and Recent Trends
Liquidity and capital started to become more available in the commercial real estate markets to stronger sponsors beginning in 2012 and Wall Street and commercial banks began to more actively provide credit to real estate borrowers accelerating the pace of investment in real estate. A proxy of the easing of credit and restarting of the capital markets for commercial real estate debt is the approximately $45 billion and $80 billion in non-agency CMBS issuance in 2012 and 2013, respectively, and industry experts are predicting approximately $90 billion of non-agency CMBS issuance in 2014. However, the pace of non-agency CMBS issuance is lower than initially expected with $41 billion issued in the first half of 2014 and industry experts have provided a revised estimate of $80 billion for 2014. To stimulate growth, several of the world’s largest central banks acted in a coordinated effort through massive injections of stimulus in the financial markets in late 2012, which had the effect of keeping interest rates low. Since mid-2013, there has been a focus on the pace at which the U.S. Federal Reserve and other sovereign national banks will taper their respective stimulus efforts. This change in policy has led to and may continue in the future to result in an increase in interest rates on U.S. government and other sovereign government bonds as well as interest rates more generally. However, the U.S. Federal Reserve has indicated that it intends to keep short-term interest rates near zero while monitoring macroeconomic conditions, but there can be no assurance that these policies will remain unchanged.
Partly as a result of this stimulus, the commercial real estate markets have improved, with valuations approaching, and in some cases exceeding, 2007 levels. However, a range of economic and political headwinds remain, including a moderate labor market recovery, legislative gridlock, potential conflict over budget deficits and the debt ceiling, the impact of the Affordable Care Act, uncertain U.S. Federal Reserve policy, concern with global market economies and strife, among other matters. We expect that this dynamic, along with global market instability and the risk of maturing commercial real estate debt that may have difficulties being refinanced, will continue to cause periodic volatility in the CRE market for some time. It is currently estimated that approximately $1.4 trillion of commercial real estate debt will mature through 2017. While there is an increased supply of liquidity in the commercial real estate market, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.
As the capital markets began opening up in 2012, NorthStar Realty began to again access the capital markets as evidenced by two securitization transactions it structured, securitizing $882 million of assets, one on behalf of NorthStar Income, with permanent, non-recourse, non-mark-to-market financing. The stimulus in the United States helped to increase demand for new CMBS, as described above, even though current new issue volume is still below historic levels which has contributed to relatively balanced real estate fundamentals.

Virtually all commercial real estate property types were adversely impacted by the credit crisis and subsequent recession, while others such as land, condominium and other commercial property types were more severely impacted. The commercial real estate equity, debt and securities investments of our Managed Companies could be negatively impacted by weak real estate markets and economic conditions. Weak economic conditions could reduce a tenant’s/operator’s/resident’s/guest’s ability to make rent payments in accordance with the contractual terms of the lease and for companies to lease new space. To the extent that market rental and occupancy rates are reduced, property-level cash flow is negatively affected as existing leases renew at lower rates and over longer periods of time, the decreased cash flow impacts the value of underlying properties and the borrowers’ ability to service their outstanding loans.
Financing Strategy
Our organizational documents do not limit our capacity to use leverage or the amount we may use. Our financing objective is to manage our capital structure effectively in order to provide sufficient capital to execute our business strategies and in turn add value to stockholders. We may borrow on a credit facility and from time to time use derivative instruments primarily to manage interest rate risk. We do not intend to use such derivatives to speculate.
Portfolio Management
Credit risk management is our ability to manage assets of our Managed Companies in a manner that preserves capital and income and minimizes losses that would decrease income and in turn may decrease certain of the fees we earn for managing these companies. Subsequent to the spin-off, the Company will perform portfolio management on behalf of NorthStar Realty and the Sponsored Companies. We maintain a comprehensive portfolio management process that generally includes day-to-day oversight, weekly management meetings and an exhaustive quarterly credit review process designed to enable management to evaluate and proactively identify asset-specific credit issues and trends on a portfolio-wide basis. We use many methods to actively manage the assets of our Managed Companies such as frequent re-underwriting and dialogue with borrowers, tenants, operators and partners as well as inspections of collateral, modification to debt terms, taking title to collateral or selling assets when we can obtain a price that is attractive relative to its risk.
Critical Accounting Policies
Principles of Consolidation
Our combined consolidated financial statements include the accounts of NorthStar Asset Management Group Inc. and its consolidated subsidiaries.
Variable Interest Entities
A variable interest entity, or VIE, is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. We base the qualitative analysis on our review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity.
We reassess the initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.
A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. We determine whether we are the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for us or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to our business activities and the other interests. We reassess the determination of whether we are the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions.
We evaluate our Managed Companies and investments in unconsolidated ventures to determine whether they are a VIE.
Voting Interest Entities

A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If we have a majority voting interest in a voting interest entity, the entity will generally be consolidated. We do not consolidate a voting interest entity if there are substantive participating rights by other parties and/or kick-out rights by a single party.
We perform on-going reassessments of whether entities previously evaluated under the voting interest framework have become VIEs, based on certain events, and therefore subject to the VIE consolidation framework.
Investments in Unconsolidated Ventures
Non-controlling, unconsolidated ownership interests in an entity may be accounted for using the equity method, at fair value or the cost method.
Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents.

We may account for an investment in an unconsolidated entity at fair value by electing the fair value option. We record the change in fair value for our share of the projected future cash flow of such investments from one period to another in equity in earnings (losses) from unconsolidated ventures in the consolidated statements of operations. Any change in fair value attributed to market related assumptions is considered unrealized gain (loss).

We may account for an investment that does not qualify for equity method accounting or for which the fair value option was not elected using the cost method if we determine the investment in the unconsolidated entity is insignificant. Under the cost method, equity in earnings is recorded as dividends are received to the extent they are not considered a return of capital, which is recorded as a reduction of cost of the investment.
Estimates
The preparation of combined consolidated financial statements in conformity with accounting principles generally accepted in the United States, or U.S. GAAP, requires management to make estimates and assumptions that could affect the amounts reported in the combined consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates and assumptions.
Revenue Recognition
Asset Management and Other Fees
Asset management and other fees include asset management, incentive and other fees, such as acquisition and disposition fees, earned from our Managed Companies. Base asset management and other fees are recognized based on contractual terms specified in the underlying governing documents in the periods during which the related services are performed and the amounts have been contractually earned. Incentive fees and payments are recognized subject to the achievement of return hurdles in accordance with the respective terms set forth in the governing documents of our Managed Company.
Selling Commission and Dealer Manager Fees and Commission Expense
Selling commission and dealer manager fees represents income earned by us for selling equity in our Sponsored Companies through NorthStar Securities. Selling commission and dealer manager fees and commission expense is accrued on a trade date basis.
Equity-Based Compensation
We account for equity-based compensation awards using the fair value method, which requires an estimate of fair value of the award at the time of grant. Awards may be based on a variety of measures such as time, performance, market or a combination thereof. For service-based awards, we recognize compensation expense over the vesting period on a straight-line basis. For awards with performance or market measures, we recognize compensation expense over the requisite service period, using the accelerated attribution expense method. For performance-based measures, we recognize compensation expense, net of estimated forfeitures, based on an estimate of the probable achievement of such measures. For market-based measures, we recognize compensation expense based on the initial estimate of the fair value of the award using a binomial model.

For awards with a combination of performance or market measures, we estimate the fair value as if it were two separate awards. First, we estimate the probability of achieving the performance measure. If it is not probable the performance condition will be met, we recognize the compensation expense based on the fair value of the market measure. This expense is recorded even if the market-based measure is never met. If the performance-based measure is subsequently estimated to be achieved, we record compensation expense based on the performance-based measure. We would then record a cumulative catch-up adjustment for any additional compensation expense.
Equity-based compensation issued to non-employees is accounted for using the fair value of the award at the earlier of the performance commitment date or performance completion date. The awards are remeasured every quarter based on the stock price as of the end of the reporting period until such awards vest, if any.
Income Taxes
Certain subsidiaries of the Company were subject to taxation by federal and state authorities for the periods presented. The amount of income tax included was determined to be immaterial for the periods presented.
Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income taxes would represent the total of income taxes paid or payable for the current year, plus the change in deferred taxes during the year.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers.  When it becomes effective on January 1, 2017, the accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP.  We are in the process of evaluating the impact, if any, of the update on our combined consolidated financial statements and related disclosures.

Results of Operations
Our results of operations discussed below do not reflect our management agreement with NorthStar Realty and therefore do not include all of the revenues and expenses that would have been incurred by us had we been an independent entity. The combined consolidated statements of operations include an allocation of indirect expenses of NorthStar Realty related to managing our Sponsored Companies, owning NorthStar Securities and operating its special servicing business including salaries, equity-based compensation and other general and administrative expenses (primarily occupancy and other costs) based on an estimate had our asset management business been run as an independent entity. As previously noted, the management agreement with NorthStar Realty commenced on June 30, 2014, upon spin-off. Therefore, there was no allocation of indirect expenses for work performed by NorthStar Realty employees related to its other (non asset management) businesses and we did not earn any management fees from NorthStar Realty. Further, there was no allocation of indirect expenses for work performed by NorthStar Realty’s employees that is unrelated to NorthStar Realty’s asset management business. This allocation method is principally based on relative head count and management’s knowledge of our operations. Actual results may differ from these allocations, assumptions and estimates. We believe the assumptions underlying our allocation of indirect expenses are reasonable. Following the spin-off, the most of the existing employees of NorthStar Realty became our employees. Additionally, following the spin-off, executive officers, employees engaged in NorthStar Realty’s existing loan origination business and certain other employees became co-employees of us and NorthStar Realty. Accordingly, the historical financial information presented may not be indicative of the results of operations, financial position or cash flows that would have been achieved if we had been an independent entity during the periods presented.
Comparison of the Three Months Ended June 30, 2014 to June 30, 2013 (Dollars in Thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	%
Revenues
Asset management and other fees, related parties	$13,110	$5,787	$7,323	126.5%
Selling commission and dealer manager fees, related parties	19,313	32,635	(13,322)	(40.8)%
Other income	260	169	91	53.8%
Total revenues	32,683	38,591	(5,908)	(15.3)%
Expenses
Commission expense	18,138	29,506	(11,368)	(38.5)%
Transaction costs	21,926	—	21,926	100.0%
Other expense	26	36	(10)	(27.8)%
General and administrative expenses
Salaries and related expense	4,394	6,877	(2,483)	(36.1)%
Equity-based compensation expense	8,045	2,207	5,838	264.5%
Other general and administrative expenses	2,401	2,313	88	3.8%
Total general and administrative expenses	14,840	11,397	3,443	30.2%
Total expenses	54,930	40,939	13,991	34.2%
Net income (loss)	$(22,247)	$(2,348)	$(19,899)	847.5%
Revenues
We began earning fees from NorthStar Realty on July 1, 2014.
Asset Management and Other Fees
Asset management and other fees are comprised of fees from our Sponsored Companies summarized as follows (dollars in thousands):

	Three Months Ended June 30,
	2014	2013
Asset management fees	$6,349	$2,766	(1)
Acquisition fees	6,129	3,006	(2)
Disposition fees	632	15
Total	$13,110	$5,787
__________________

(1)	The increase was driven by the growth in assets of our Sponsored Companies. As of June 30, 2014 and 2013, our Sponsored Companies held aggregate assets of $2.5 billion and $1.5 billion, respectively.

(2)
The increase was driven by increased investment activity of our Sponsored Companies.  Also contributing to the increase are the higher fees we earned from NorthStar Healthcare’s real estate equity investments made in 2014.

Selling Commission and Dealer Manager Fees
We earn net commission income through NorthStar Securities for selling equity in our Sponsored Companies, which is expected to cover the costs incurred in connection with our broker-dealer business. Currently, net commission income covers the majority of such costs.
Selling commission and dealer manager fees represent fees earned for selling equity in our Sponsored Companies through NorthStar Securities. Pursuant to dealer manager agreements between NorthStar Securities and our Sponsored Companies, we generally receive selling commissions of up to 7% of gross offering proceeds raised, which we reallow to participating broker-dealers. In addition, we also generally receive a dealer manager fee of up to 3% of gross offering proceeds raised, a portion of which may be reallowed to participating broker-dealers and to employees of NorthStar Securities. Selling commission decreased due to less capital raising activity for the three months ended June 30, 2014 as compared to the same period in 2013.

The following table presents equity raised by our Sponsored Companies for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2014	2013
NorthStar Income	$10,727	$346,524	(1)
NorthStar Healthcare	134,229	587
NorthStar Income II	63,395	—
Total	$208,351	$347,111
_________________
(1)    The decrease was due to NorthStar Income, successfully completing its public offering on July 1, 2013.

Other Income
Other income primarily represents special servicing fees related to certain securitization transactions. We are a rated special servicer by Standard & Poor’s and Fitch Ratings and we receive special servicing fees for services related to certain securitization transactions. The increase is primarily the result of additional services performed in 2014.
Expenses
Commission Expense
Commission expense represents fees to participating broker-dealers with whom we have selling agreements to raise capital for our Sponsored Companies and commissions to employees of NorthStar Securities. Commission income and expense both decreased due to less capital raising activity for the three months ended June 30, 2014 as compared to the same period in 2013.
Transaction Costs
Transaction costs represent costs such as legal, accounting, tax and other professional fees associated with the Distribution.
Other Expense
Other expense primarily represents depreciation expense, legal and other expenses associated with our broker-dealer and special servicing businesses.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level except as it relates to direct compensation expense and other costs incurred at our broker-dealer, which is part of our broker-dealer segment.
General and administrative expenses increased $3.4 million primarily attributable to the following:
Salaries and related expense decreased $2.5 million primarily due to the allocation related to managing our Sponsored Companies, offset by higher staffing to accommodate increased business activities of our historical asset management business.
Equity-based compensation expense increased $5.8 million primarily due to higher staffing to accommodate increased business activities through the issuance of Deferred LTIP Units, equity compensation for the 2013 long-term incentive plan and certain restricted stock units issued in connection with transactions, offset by an allocation related to managing our Sponsored Companies.
Other general and administrative expenses increased $0.1 million primarily due to increased legal and other expenses related to our broker-dealer business, offset by an allocation related to managing our Sponsored Companies.

Comparison of the Six Months Ended June 30, 2014 to June 30, 2013 (Dollars in Thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	%
Revenues
Asset management and other fees, related parties	$21,779	$10,295	$11,484	111.5%
Selling commission and dealer manager fees, related parties	33,861	49,575	(15,714)	(31.7)%
Other income	381	276	105	38.0%
Total revenues	56,021	60,146	(4,125)	(6.9)%
Expenses
Commission expense	31,698	44,875	(13,177)	(29.4)%
Transaction costs	24,476	—	24,476	100.0%
Other expense	56	54	2	3.7%
General and administrative expenses
Salaries and related expense	12,324	12,370	(46)	(0.4)%
Equity-based compensation expense	13,745	3,507	10,238	291.9%
Other general and administrative expenses	4,274	3,817	457	12.0%
Total general and administrative expenses	30,343	19,694	10,649	54.1%
Total expenses	86,573	64,623	21,950	34.0%
Net income (loss)	$(30,552)	$(4,477)	$(26,075)	582.4%
Revenues
We began earning fees from NorthStar Realty on July 1, 2014.
Asset Management and Other Fees
Asset management and other fees are comprised of fees from our Sponsored Companies summarized as follows (dollars in thousands):

	Six Months Ended June 30,
	2014	2013
Asset management fees	$11,559	$4,908	(1)
Acquisition fees	9,413	5,348	(2)
Disposition fees	807	39
Total	$21,779	$10,295
__________________

(1)	The increase was driven by the growth in assets of our Sponsored Companies. As of June 30, 2014 and 2013, our Sponsored Companies held aggregate assets of $2.5 billion and $1.5 billion, respectively.

(2)
The increase was driven by increased investment activity of our Sponsored Companies.  Also contributing to the increase are the higher fees we earned from NorthStar Healthcare’s real estate equity investments made in 2014.

Selling Commission and Dealer Manager Fees
We earn net commission income through NorthStar Securities for selling equity in our Sponsored Companies, which is expected to cover the costs incurred in connection with our broker-dealer business. Currently, net commission income covers the majority of such costs.
Selling commission and dealer manager fees represent fees earned for selling equity in our Sponsored Companies through NorthStar Securities. Pursuant to dealer manager agreements between NorthStar Securities and our Sponsored Companies, we generally receive selling commissions of up to 7% of gross offering proceeds raised, which we reallow to participating broker-dealers. In addition, we also generally receive a dealer manager fee of up to 3% of gross offering proceeds raised, a portion of which may be reallowed to participating broker-dealers and to employees of NorthStar Securities. Selling commission decreased due to less capital raising activity for the six months ended June 30, 2014 as compared to the same period in 2013.

The following table presents equity raised by our Sponsored Companies for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2014	2013
NorthStar Income	$20,962	$525,285	(1)
NorthStar Healthcare	235,961	2,637
NorthStar Income II	111,643	—
Total	$368,566	$527,922
_________________
(1)    The decrease was due to NorthStar Income, successfully completing its public offering on July 1, 2013.
Other Income
Other income primarily represents special servicing fees related to certain securitization transactions. We are a rated special servicer by Standard & Poor’s and Fitch Ratings and we receive special servicing fees for services related to certain securitization transactions. The increase is primarily the result of additional services performed in 2014.
Expenses
Commission Expense
Commission expense represents fees to participating broker-dealers with whom we have selling agreements to raise capital for our Sponsored Companies and commissions to employees of NorthStar Securities. Commission income and expense both decreased due to less capital raising activity for the three months ended June 30, 2014 as compared to the same period in 2013.
Transaction Costs
Transaction costs represent costs such as legal, accounting, tax and other professional fees associated with the Distribution.
Other Expense
Other expense primarily represents depreciation expense, legal and other expenses associated with our broker-dealer and special servicing businesses.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level except as it relates to direct compensation expense and other costs incurred at our broker-dealer, which is part of our broker-dealer segment.
General and administrative expenses increased $10.6 million primarily attributable to the following:
Salaries and related expense decreased an immaterial amount primarily due to higher staffing to accommodate increased business activities of our historical asset management business.
Equity-based compensation expense increased $10.2 million primarily due to higher staffing to accommodate increased business activities through the issuance of Deferred LTIP Units, equity compensation for the 2013 long-term incentive plan and certain restricted stock units issued in connection with transactions, offset by an allocation related to managing our Sponsored Companies.
Other general and administrative expenses increased $0.5 million primarily due to increased legal and other expenses related to our broker-dealer business, offset by an allocation related to managing our Sponsored Companies.
Liquidity and Capital Resources
Our capital sources may include cash flows provided from operating activities, primarily from management fees and incentive income paid to us from our Managed Companies, borrowings and the issuance of common stock. Our primary uses of liquidity include operating expenses and distributions.
We expect that our cash flows from operating activities and available financing will be sufficient to satisfy our liquidity needs.
We currently believe that our existing sources of funds should be adequate for the purposes of meeting our short-term liquidity needs. Unrestricted cash as of August 8, 2014, was approximately $111.5 million.

Cash Flows
The following summarizes our combined statements of cash flows for the six months ended June 30, 2014 and 2013 (dollars in thousands):

	Six Months Ended June 30,
Cash flow provided by (used in):	2014	2013
Operating activities	$(1,207)	$(148)
Investing activities	(4,000)	—
Financing activities	116,398	1,046
Net increase (decrease) in cash	$111,191	$898
Six Months Ended June 30, 2014 Compared to June 30, 2013
Net cash used in operating activities primarily represents asset management and other fees from our Sponsored Companies, offset by operating expenses incurred to grow our business.
Net cash used in investing activities primarily represents the investment in crowd funding.
Net cash provided by financing activities represents transactions with NorthStar Realty including the operating activities between us and NorthStar Realty and the initial capital contribution upon the Distribution.
Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.
Related Party Arrangements
NorthStar Realty
Investment Opportunities
Under the management agreement, NorthStar Realty agreed to make available to us for the benefit of our Managed Companies, including NorthStar Realty, all investment opportunities sourced by NorthStar Realty. We agreed to fairly allocate such opportunities among our Managed Companies, including NorthStar Realty, in accordance with an investment allocation policy. Pursuant to the management agreement, NorthStar Realty will be entitled to fair and reasonable compensation for its services in connection with any loan origination opportunities sourced by it, which may include first mortgage loans, subordinate mortgage interests, mezzanine loans and preferred equity interests, in each case relating to commercial real estate.
We will provide services with regard to such areas as payroll, human resources and employee benefits, financial systems management, treasury and cash management, accounts payable services, telecommunications services, information technology services, property management services, legal and accounting services and various other corporate services to NorthStar Realty as it relates to its loan origination business for commercial real estate debt.
Credit Agreement
In connection with the Distribution, we entered into a revolving credit agreement with NorthStar Realty pursuant to which NorthStar Realty will make available to us, on an “as available basis,” up to $250 million of financing for a five year term at LIBOR plus 3.50%. The revolving credit facility is unsecured. We expect to use the proceeds for general corporate purposes, including potential future acquisitions. In addition, we may also use the proceeds to acquire assets on behalf of our Managed Companies that it intends to allocate to such managed company but for which such managed company may not then have immediately available funds. The terms of the revolving credit facility contain various representations, warranties, covenants and conditions, including the condition that NorthStar Realty’s obligation to advance proceeds to us is dependent upon NorthStar Realty and its affiliates having at least $100 million of either unrestricted cash and cash equivalents or amounts available under committed lines of credit, after taking into account the amount we seeks to draw under the facility. As of June 30, 2014, we had no borrowings outstanding under the credit agreement.

Healthcare Strategic Joint Venture
In January 2014, we entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc. focused on expanding our healthcare business into a preeminent healthcare platform, or the Healthcare Strategic Partnership. In connection with the partnership, Mr. Flaherty oversees and seeks to grow both NorthStar Realty’s healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In connection with entering into the partnership, NorthStar Realty granted Mr. Flaherty certain RSUs. The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% above certain hurdles for new and existing healthcare real estate investments held by NorthStar Realty and NorthStar Healthcare. The partnership will also be entitled to any incentive fees earned from NorthStar Healthcare or any future healthcare non-traded REITs sponsored by us, NorthStar Realty or any affiliates.
Recent Developments
Independent Directors’ Share Grants

On July 1, 2014, pursuant to the appointment of the board of directors, we granted 6,250 shares of restricted stock at $19.20 per share to each of our six independent directors. The stock will generally vest over three years.

Non-GAAP Financial Measure
Management views CAD as a performance measure as it provides investors and management with a meaningful indicator of operating performance. Management also uses CAD, among other measures, to evaluate profitability. In addition, the incentive fees to which we may be entitled pursuant to our management agreement with NorthStar Realty will be determined using NorthStar Realty’s CAD as a performance metric. We believe that CAD will be useful because it adjusts net income (loss) for a variety of non-cash, one-time and certain non-recurring items.
We will calculate CAD by subtracting from or adding to net income (loss): equity-based compensation, depreciation related items and straight-line rent and transaction and other costs. In future periods, such adjustments may include amortization of deferred financing costs, foreign currency gains (losses), impairment on goodwill and other intangibles and other one-time events pursuant to changes in U.S. GAAP and certain other non-recurring items. These items, if applicable, include any adjustments for unconsolidated ventures. Management also believes that quarterly distributions will be determined principally based on operating performance and we expect our board of directors will use CAD as one of several metrics it reviews to determine quarterly distributions to stockholders.
CAD should not be considered as an alternative to net income (loss), determined in accordance with U.S. GAAP, as an indicator of operating performance. In addition, our methodology for calculating CAD may differ from the methodologies used by other comparable companies when calculating the same or similar supplemental financial measures and may not be comparable with these companies. We will provide the calculation of CAD, including a reconciliation of CAD to net income (loss) in the quarter beginning September 30, 2014.

Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is related to our role as asset manager to our Managed Companies and its effect on the asset management, incentive and other fees we earn. Our asset management, incentive and other fees are primarily driven by the ability of our existing and potential new Managed Companies to grow by raising capital, which will in turn be driven by their investment activities, overall performance and various factors beyond our control, including but not limited to, monetary and fiscal policies, domestic and international economic conditions and political considerations. The effect of such risks on our asset management, incentive and other fee agreements vary based on the management contract with the respective Managed Company (refer to the Note 3 for a summary of our management contracts with our current Managed Companies).
The NorthStar Realty management agreement consists of a base management fee which increases as equity is raised and an incentive fee which is based on the performance of NorthStar Realty using CAD as a performance metric. The base management fee currently represents the majority of the fee. The ability of NorthStar Realty to grow is dependent on access to the capital markets to raise equity and/or debt. To the extent that general capital markets activity slows down or comes to a halt (as was the case during the recession that began in 2008), NorthStar Realty may have difficulty growing. This risk is based on micro and macro-economic market factors including but not limited to disruptions in the debt and equity capital markets and institutional lending market, including the lack of access to capital or prohibitively high costs of obtaining or replacing capital. Despite recent improvements, the markets could suffer another severe downturn and another liquidity crisis could emerge.
Our Sponsored Companies’ ability to sell equity is highly dependent upon the market and the efforts of our broker-dealer, NorthStar Securities. The non-traded industry has experienced rapid growth, is highly competitive and has faced increased scrutiny in recent years. The number of entrants in the non-traded market space has grown significantly over the last several years and as a result, we are subject to significant competition from these and other companies seeking to raise capital in this market. Additionally, as a result of increased scrutiny and accompanying media attention, our non-traded companies may face increased difficulties in raising capital in their offerings due to market perception. This market perception may affect our ability to raise capital for our non-traded companies and make investments on their behalf, both of which could materially adversely affect our asset management, incentive and other fee income and the net commission income generated by our broker-dealer.
To a lesser extent, we are indirectly exposed to credit risk through the performance of our Managed Companies. Credit risk relates to the ability of the individual investments to perform, for example the ability for the borrowers’ underlying debt or securities investments to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through a comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, our management conducted an evaluation as required under Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, or Exchange Act, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports.

PART II. Other Information

Item 1. Legal Proceedings
We may be involved in various litigation matters arising in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, any legal proceedings are not expected to have a material adverse effect on our financial position or results of operations.

Item 6. Exhibits

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of NorthStar Asset Management Group Inc. (incorporated by reference to Exhibit 4.1 to NorthStar Asset Management Group Inc.’s Registration Statement on Form S-8 (File No. 333-197104))

3.2
Amended and Restated Bylaws of NorthStar Asset Management Group Inc. (incorporated by reference to Exhibit 4.2 to NorthStar Asset Management Group Inc.’s Registration Statement on Form S-8 (File No. 333-197104))

10.1
Asset Management Agreement, dated as of June 30, 2014, between NSAM J-NRF Ltd and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed July 1, 2014)

10.2
Separation Agreement, dated as of June 30, 2014, between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.2 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed July 1, 2014)

10.3
Contribution Agreement, dated as of June 30, 2014, between NorthStar Asset Management Group Inc. and NRFC Sub-REIT Corp. (incorporated by reference to Exhibit 10.3 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed July 1, 2014)

10.4
Loan Origination Services Agreement, dated as of June 30, 2014, between NSAM US LLC and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.4 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed July 1, 2014)

10.5
Tax Disaffiliation Agreement, dated as of June 30, 2014, between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.5 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed July 1, 2014)

10.6
Employee Matters Agreement, dated as of June 30, 2014, between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.6 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed July 1, 2014)

10.7
Advisory Agreement, dated as of June 30, 2014, by and among NSAM J-NSI Ltd, NorthStar Real Estate Income Trust, Inc., NorthStar Real Estate Income Trust Operating Partnership, LP and NorthStar Asset Management Group Inc. (incorporated by reference to Exhibit 10.7 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed July 1, 2014)

10.8
Advisory Agreement, dated as of June 30, 2014, by and among NSAM J-NSHC Ltd, NorthStar Healthcare Income, Inc., NorthStar Healthcare Income Operating Partnership, LP and NorthStar Asset Management Group Inc. (incorporated by reference to Exhibit 10.8 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed July 1, 2014)

10.9
Advisory Agreement, dated as of June 30, 2014, by and among NSAM J- NSII Ltd, NorthStar Real Estate Income II, Inc., NorthStar Real Estate Income Operating Partnership II, LP and NorthStar Asset Management Group Inc. (incorporated by reference to Exhibit 10.9 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed July 1, 2014)

10.10
Credit Agreement, dated as of June 30, 2014, by and between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.10 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed July 1, 2014)

10.11†
Executive Employment Agreement, dated as of June 30, 2014, by and between NorthStar Asset Management Group Inc. and David T. Hamamoto (incorporated by reference to Exhibit 10.11 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed July 1, 2014)

10.12†
Executive Employment Agreement and Agreement with Foreign Executive Officer, dated as of June 30, 2014, by and between NorthStar Asset Management Group, Ltd and Daniel R. Gilbert (incorporated by reference to Exhibit 10.12 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed July 1, 2014)

10.13†
Executive Employment Agreement, dated as of June 30, 2014, by and between NorthStar Asset Management Group Inc. and Albert Tylis (incorporated by reference to Exhibit 10.13 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed July 1, 2014)

10.14†
Executive Employment Agreement, dated as of June 30, 2014, by and between NorthStar Asset Management Group Inc. and Debra A. Hess (incorporated by reference to Exhibit 10.14 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed July 1, 2014)

10.15†
Executive Employment Agreement, dated as of June 30, 2014, by and between NorthStar Asset Management Group Inc. and Ronald J. Lieberman (incorporated by reference to Exhibit 10.15 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed July 1, 2014)

10.16†
NorthStar Asset Management Group Inc. 2014 Omnibus Stock Incentive Plan. (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to NorthStar Asset Management Group Inc.’s Registration Statement on Form 10 (File No. 001-36301))

10.17†
NorthStar Asset Management Group Inc. Executive Incentive Bonus Plan. (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to NorthStar Asset Management Group Inc.’s Registration Statement on Form 10 (File No. 001-36301)).

10.18†
Form of Indemnification Agreement between NorthStar Asset Management Group Inc. and its directors and officers (incorporated by reference to Exhibit 10.20 to Amendment No. 3 to NorthStar Asset Management Group Inc.’s Registration Statement on Form 10 (File No. 001-36301))

31.1**	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certification by the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**
Certification by the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**
The following materials from the NorthStar Asset Management Group Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Combined Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013; (ii) Combined Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2014 and 2013; (iii) Combined Consolidated Statements of Equity for the six months ended June 30, 2014 (unaudited) and year ended December 31, 2013; (iv) Combined Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2014 and 2013; and (v) Notes to Consolidated Financial Statements (unaudited)

†	Denotes a management contract or compensatory plan or arrangement.

**	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NORTHSTAR ASSET MANAGEMENT GROUP INC.
Date:	August 11, 2014	By:	/s/ DAVID T. HAMAMOTO
David T. Hamamoto
Chairman and Chief Executive Officer

		By:	/s/ DEBRA A. HESS
Debra A. Hess
Chief Financial Officer