Form 10-Q
period 2014-09-30
NorthStar Asset Management Group Inc.
filed 2014-11-10
CIK 1597503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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
The Company has one class of common stock, $0.01 par value per share, 188,634,329 shares outstanding as of November 6, 2014.

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

•	risks associated with operating as an independent public company and loss of certain benefits associated with being owned as part of a larger company;

•	our ability to realize the anticipated benefits of the spin-off;

•	our ability to realize the anticipated effective income tax rate following the spin-off;

•	adverse economic conditions and the impact of the commercial real estate industry on our Managed Companies;

•	our ability to grow our business by raising capital for our Managed Companies;

•	our ability to effectively implement the business plans of, and the performance of, our Managed Companies;

•	our ability to enter into, and grow our business through, strategic investments and joint ventures, as well as the value of these investments and joint ventures;

•	our ability to close on the recent commitments to acquire interests in transactions on the terms contemplated or at all;

•	access to debt and equity capital and our liquidity;

•	our use of leverage;

•	changes in laws or regulations governing various aspects of our business and our Managed Companies;

•	the impact of any conflicts of interest arising from our asset management activities;

•	our ability to manage our costs in line with our expectations and the impact on our cash available for distribution;

•	competition for qualified personnel and our ability to retain key personnel;

•	the competitive nature of the asset management industry;

•	the effectiveness of our portfolio management techniques and strategies;

•	our ability to expand our operations internationally;

•	our failure to maintain our exclusion from the definition of an “investment company” under the Investment Company Act of 1940, as amended;

•	failure to maintain effective disclosure and internal controls as a stand alone company;

•
our historical financial information included in this Quarterly Report on Form 10-Q for periods prior to the third quarter 2014 not providing an accurate indication of our performance in the future or reflecting what our financial position, results of operations or cash flows would have been had we operated as an independent public company during the periods presented;

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

PART I. Financial Information
Item 1.  Financial Statements

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
COMBINED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30, 2014 (Unaudited)	December 31, 2013
Assets
Cash	$105,019	$7,537
Restricted cash	3,132	—
Receivables, related parties	77,973	23,187
Investment in unconsolidated ventures	3,926	—
Other assets	12,065	985
Total assets	$202,115	$31,709
Liabilities
Accounts payable and accrued expenses	$34,060	$3,341
Total liabilities	34,060	3,341
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 1,000,000,000 and 3,000 shares authorized, 188,634,329 and 1,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	1,886	—
Additional paid-in capital	255,107	105,498
Retained earnings (accumulated deficit)	(88,938)	(77,130)
Total equity	168,055	28,368
Total liabilities and equity	$202,115	$31,709

Refer to accompanying notes to combined consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Asset management and other fees, related parties (1)	$56,521	$6,782	$78,300	$17,077
Selling commission and dealer manager fees, related parties	27,149	1,639	61,010	51,214
Other income	318	432	699	708
Total revenues	83,988	8,853	140,009	68,999
Expenses
Commission expense (refer to Note 3)	25,691	1,629	57,389	46,504
Transaction costs	—	—	24,476	—
Other expense	747	27	793	81
General and administrative expenses
Salaries and related expense	9,670	3,424	21,994	15,794
Equity-based compensation expense	16,541	1,006	30,286	4,513
Other general and administrative expenses	6,508	1,149	10,792	4,966
Total general and administrative expenses	32,719	5,579	63,072	25,273
Total expenses	59,157	7,235	145,730	71,858
Income (loss) before income taxes	24,831	1,618	(5,721)	(2,859)
Income tax (expense) benefit	(6,087)	—	(6,087)	—
Net income (loss)	$18,744	$1,618	$(11,808)	$(2,859)
Earnings per share:
Net income (loss) per Basic	$0.10	$0.01	$(0.06)	$(0.02)
Net income (loss) per Dilutive	$0.10	$0.01	$(0.06)	$(0.02)
Weighted average number of shares:
Basic	188,634,329	188,596,829	188,609,466	188,596,829
Dilutive	195,265,065	188,596,829	188,609,466	188,596,829
Dividends per share of common stock	$0.10	$—	$0.10	$—
______________________

(1)	The Company began earning fees on July 1, 2014, in connection with the management agreement with NorthStar Realty (refer to Note 1).

Refer to accompanying notes to combined consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Equity
	Shares	Amount
Balance as of December 31, 2012	—	$—	$93,010	$(75,135)	$17,875
NorthStar Realty contribution (refer to Note 1)	—	—	12,488	—	12,488
Net income (loss)	—	—	—	(1,995)	(1,995)
Balance as of December 31, 2013	—	—	105,498	(77,130)	28,368
Amortization of equity-based compensation	—	—	13,745	—	13,745
Net effect of capital contribution of NorthStar Realty	188,597	1,886	119,323	—	121,209
Net income (loss)	—	—	—	(30,552)	(30,552)
Balance as of June 30, 2014 (unaudited) (1)	188,597	1,886	238,566	(107,682)	132,770
Amortization of equity-based compensation	—	—	16,541	—	16,541
Issuance of restricted stock to directors	37	—	—	—	—
Net income (loss)	—	—	—	18,744	18,744
Balance as of September 30, 2014 (unaudited)	188,634	$1,886	$255,107	$(88,938)	$168,055
______________________

(1)	Represents amounts at the date of the spin-off.

Refer to accompanying notes to combined consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(11,808)	$(2,859)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	74	—
Accrued transaction costs	9,098	—
Depreciation expense	482	52
Amortization of equity-based compensation	30,286	4,513
Unrealized foreign currency (gain) loss	310	—
Straight line rent, net	15	—
Change in assets and liabilities:
Restricted cash	(3,132)	—
Receivables, related parties	(54,786)	(80)
Other assets	(5,574)	(5,372)
Accounts payable and accrued expenses	20,430	(1,118)
Net cash provided by (used in) operating activities	(14,605)	(4,864)
Cash flows from investing activities:
Investment in unconsolidated ventures	(4,000)	—
Net cash provided by (used in) investing activities	(4,000)	—
Cash flows from financing activities:
Contribution from NorthStar Realty (refer to Note 1)	116,397	6,875
Net cash provided by (used in) financing activities	116,397	6,875
Effect of foreign exchange rate changes on cash	(310)	—
Net increase (decrease) in cash	97,482	2,011
Cash - beginning of period	7,537	6,643
Cash - end of period	$105,019	$8,654

Supplemental disclosure of non-cash investing and financing activities:
Deemed capital contribution from NorthStar Realty (refer to Note 1)	$4,812	$—

Refer to accompanying notes to combined consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Formation and Organization
On June 30, 2014, NorthStar Realty Finance Corp. (“NorthStar Realty”) completed the previously announced spin-off of its asset management business into a separate publicly-traded company, NorthStar Asset Management Group Inc. (“NSAM” or the “Company”), a Delaware corporation, in the form of a tax-free distribution (the “Distribution”). In connection with the Distribution, each of NorthStar Realty’s common stockholders received shares of the Company’s common stock on a one-for-one basis. Upon completion of the spin-off, the asset management business of NorthStar Realty is owned and operated by the Company and NorthStar Realty is externally managed by an affiliate of the Company through a management contract with an initial term of 20 years. NorthStar Realty continues to operate its commercial real estate debt origination business. Most of NorthStar Realty’s employees at the time of the spin-off became employees of the Company except for executive officers, employees engaged in NorthStar Realty’s loan origination business at the time of the spin-off and certain other employees that became co-employees of both the Company and NorthStar Realty.
An affiliate of the Company also manages NorthStar Realty’s previously sponsored non-traded real estate investment trusts (“REITs”): NorthStar Real Estate Income Trust, Inc. (“NorthStar Income”); NorthStar Healthcare Income, Inc. (“NorthStar Healthcare”) and NorthStar Real Estate Income II, Inc. (“NorthStar Income II”) (collectively referred to as the “Sponsored Companies” and together with NorthStar Realty, collectively referred to as the “Managed Companies”). The Company is organized to provide asset management and other services to the Managed Companies or any other companies it may sponsor in the future, both in the United States and internationally. The Company earns management, incentive and other fees pursuant to management and other contracts. In addition, the Company owns NorthStar Realty Securities, LLC (“NorthStar Securities”), NorthStar Realty’s previously owned captive broker-dealer platform registered with the Securities and Exchange Commission (“SEC”) and performs other asset management-related services.
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

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited combined consolidated financial statements and related notes of the Company are presented on a carve-out basis for the period prior to June 30, 2014 and have been prepared from the historical consolidated balance sheets, statements of operations and cash flow attributed to the historical asset management business of NorthStar Realty and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Three months ended September 30, 2014 represent the Company subsequent to the spin-off as a stand alone entity. Certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Registration Statement on Form 10, as amended, which was filed with the SEC.
The consolidated financial statements for the three months ended September 30, 2014 represent the Company subsequent to the spin-off of NorthStar Realty’s historical asset management business of managing the Sponsored Companies, owning NorthStar Securities and operating its special servicing business. In connection with the spin-off, most of NorthStar Realty’s employees at the time of the spin-off became employees of the Company except for executive officers, employees engaged in NorthStar Realty’s loan origination business at the time of the spin-off and certain other employees that became co-employees of both the Company and NorthStar Realty. Therefore, subsequent to June 30, 2014, the Company generally incurs substantially all employee-related cash costs.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Periods prior to June 30, 2014 present a carve-out of NorthStar Realty’s historical financial information, including revenues and expenses allocated to the Company, related to NorthStar Realty’s historical asset management business. Expenses also included an allocation of indirect expenses from NorthStar Realty, including salaries, equity-based compensation and other general and administrative expenses (primarily occupancy and other cost) based on an estimate had NorthStar Realty’s historical asset management business been run as an independent entity. This allocation method was principally based on relative headcount and management’s knowledge of NorthStar Realty’s operations. Additionally, periods prior to June 30, 2014 did not reflect the management agreement the Company entered into with NorthStar Realty effective July 1, 2014.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries.
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
The Company evaluates the Managed Companies, investments in unconsolidated ventures and securitization financing transactions to which the Company is the special servicer to determine whether they are a VIE.
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
Reclassifications
Certain prior period amounts have been reclassified in the combined consolidated financial statements to conform to current period presentation.
Other Assets
The following table presents a summary of other assets as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014 (Unaudited) (1)	December 31, 2013

Furniture, fixtures and equipment, net	$5,047	$295
Prepaid expenses	2,651	547
Pending deal costs	1,507	—
Security deposits	2,414	34
Other	446	109
Total	$12,065	$985
__________________

(1)	Represents fixed assets, tenant improvements and deposits related to leased offices that were transferred to the Company at the time of the spin-off on June 30, 2014.
Revenue Recognition
Asset Management and Other Fees
Asset management and other fees include asset management, incentive and other fees, such as acquisition and disposition fees, earned from the Managed Companies. Base asset management and other fees are recognized based on contractual terms specified in the underlying governing documents in the periods during which the related services are performed and the amounts have been contractually earned. Incentive fees and payments are recognized subject to the achievement of return hurdles in accordance with the respective terms set forth in the governing documents of the Managed Companies.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Selling Commission and Dealer Manager Fees and Commission Expense
Selling commission and dealer manager fees represents income earned by the Company for selling equity in the Sponsored Companies through NorthStar Securities. Selling commission and dealer manager fees and commission expense are accrued on a trade date basis.
Allowance for Doubtful Accounts
An allowance for a doubtful account is established when, in the opinion of the Company, a full recovery of a receivable becomes doubtful. A receivable is written off when it is no longer collectible and/or legally discharged. As of September 30, 2014 and December 31, 2013, there was no allowance for doubtful accounts.
Equity-Based Compensation
The Company accounts for equity-based compensation awards, including awards granted to co-employees, using the fair value method, which requires an estimate of fair value of the award at the time of grant. Awards may be based on a variety of measures such as time, performance, market or a combination thereof. For time-based awards, the Company recognizes compensation expense over the vesting period on a straight-line basis. For awards with performance or market measures, the Company recognizes compensation expense over the requisite service period, using the accelerated attribution expense method. For performance-based measures, the Company recognizes compensation expense, net of estimated forfeitures, based on an estimate of the probable achievement of such measures. For market-based measures, the Company recognizes compensation expense based on the initial estimate of the fair value of the award using a binomial model.
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
Foreign Currency Remeasurement
Assets and liabilities denominated in non-U.S. dollar currencies are remeasured at the exchange rate prevailing on the reporting date and revenues and expenses are remeasured at the average exchange rate for the period. The Company’s functional currency of its non-U.S. denominated assets and liabilities is the U.S. dollar. Therefore, any gains or losses from the remeasurement of foreign currency to U.S. dollars are recognized in earnings.
Comprehensive Income (Loss)
The Company had no items of other comprehensive income (loss), so its comprehensive loss is the same as the net loss for all periods presented.
Earnings Per Share
The Company’s basic earnings per share (“EPS”) is calculated by dividing net income (loss) by the weighted average number of common stock outstanding, including restricted stock and participating securities. Diluted EPS reflects the potential dilution that could occur if outstanding restricted stock units (“RSUs”) or other contracts to issue common stock, assuming performance hurdles have been met, were converted to common stock, including Deferred LTIP Units (refer to Note 8), where such exercise or conversion would result in a lower EPS. The dilutive effect of such RSUs and Deferred LTIP Units is calculated assuming all units are converted to common stock, if any.
Income Taxes
Certain subsidiaries of the Company were subject to taxation by federal, state and foreign authorities for the periods presented. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current year, plus the change in deferred taxes during the year.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers.  When it becomes effective on January 1, 2017, the accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP.  The Company is in the process of evaluating the impact, if any, of the update on its consolidated financial statements and related disclosures.

3.	Management Agreements and Managed Companies
NorthStar Realty
Management Agreement
Upon completion of the Distribution, the Company entered into a management agreement with NorthStar Realty for an initial term of 20 years, which will be automatically renewed for additional 20-year terms each anniversary thereafter unless earlier terminated. As asset manager, the Company is responsible for NorthStar Realty’s day-to-day operations, subject to the supervision of the NorthStar Realty board of directors. Through its global network of subsidiaries and branch offices, the Company performs services and activities relating to, among other things, investments and financing, portfolio management and other administrative services, such as accounting and investor relations, to NorthStar Realty and its subsidiaries other than NorthStar Realty’s commercial real estate loan origination business. The management agreement with NorthStar Realty is for an initial term of 20 years and provides for a base management fee and incentive fee.
For the three months ended September 30, 2014, the Company earned $38.0 million of base management fees. The management contract with NorthStar Realty commenced on July 1, 2014, and as such, there were no management fees earned for the six months ended June 30, 2014. The fee will increase subsequent to September 30, 2014, by 1.5% per annum of the sum of:

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
For the three months ended September 30, 2014, the Company earned $1.3 million of incentive management fees. The incentive fee is calculated and payable quarterly in arrears in cash, equal to:

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
Payment of Costs and Expenses and Expense Allocation
NorthStar Realty is responsible for all of its direct costs and expenses and will reimburse the Company for costs and expenses incurred by the Company on its behalf. In addition to NorthStar Realty’s costs and expenses, following the Distribution, NorthStar Realty is obligated to reimburse the Company for additional costs and expenses incurred by the Company for an amount not to exceed the following: (i) 20.0% of the combined total of: (a) NorthStar Realty’s general and administrative expenses as reported in its consolidated financial statements excluding: (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to the Company under the terms of the management agreement and (4) any allocation of expenses from NorthStar Realty (“NorthStar Realty G&A”); and (b) the Company’s general and administrative expenses as reported in its combined consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any of the Managed Companies, less (ii) the NorthStar Realty G&A. For the three months ended September 30, 2014, NorthStar Realty will pay $1.2 million to the Company.
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

(4)
The Company is entitled to receive distributions equal to 15% of net cash flows of the respective Sponsored Company, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus the respective cumulative, non-compounded annual pre-tax return (as noted in the table above) on such invested capital.

(5)	The Healthcare Strategic Partnership will be entitled to the incentive fees earned from managing NorthStar Healthcare, of which the Company will earn its proportionate interest (refer to Note 5).

For the three months ended September 30, 2014 and 2013, the Company earned $17.2 million and $6.8 million, respectively, of asset management and other fees from the Sponsored Companies. For the nine months ended September 30, 2014 and 2013, the Company earned $38.9 million and $17.1 million, respectively, of asset management and other fees from the Sponsored Companies.

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

On March 31, 2014, NorthStar/RXR New York Metro Income, Inc., (“NorthStar/RXR New York Metro”), confidentially submitted its registration statement on Form S-11 to the SEC seeking to raise up to $2.0 billion in a public offering of common stock. NorthStar/RXR New York Metro will be structured as a public, non-traded corporation that intends to qualify as a REIT and is co-sponsored by the Company and RXR Realty, a leading real estate owner, developer and investment management company focused on high-quality real estate investments in the New York Tri-State area. Any asset management and other fees incurred by NorthStar/RXR New York Metro will be shared by the Company and RXR Realty as co-sponsors. NorthStar/RXR New York Metro intends to make commercial real estate investments in the New York metropolitan area. The distribution support agreement related to NorthStar/RXR New York Metro is an obligation of both NorthStar Realty and RXR Realty, to purchase up to an aggregate of $10.0 million in Class A common stock during the two-year period following commencement of the offering, with NorthStar Realty and RXR Realty agreeing to purchase 75% and 25% of any shares purchased, respectively.
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

	NorthStar Income	NorthStar Healthcare	NorthStar Income II
Organization and offering costs (1)	$11.0 million (2)	$15.0 million, or 1.5% of the proceeds expected to be raised from the offering (4)	$24.8 million, or 1.5% of the proceeds expected to be raised from the offering
Operating costs (3)	Greater of 2.0% of its average invested assets or 25.0% of its net income	Greater of 2.0% of its average invested assets or 25.0% of its net income	Greater of 2.0% of its average invested assets or 25.0% of its net income
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

(4)
In October 2014, NorthStar Healthcare filed a registration statement on Form S-11 to the SEC seeking to register a follow-on public offering of up to $700 million in shares through 2016. This would increase the reimbursement for organization and offering costs paid on behalf of NorthStar Healthcare by $7.5 million. The registration statement for the follow-on offering has not yet been declared effective by the SEC.

As of September 30, 2014 and December 31, 2013, the Company had unreimbursed costs from the Sponsored Companies of $24.1 million and $23.2 million, respectively, recorded as receivables, related parties on the combined consolidated balance sheets. For the nine months ended September 30, 2014, the Company received $16.1 million of reimbursement from the Sponsored Companies.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents receivables, related parties on the consolidated balance sheets as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014 (Unaudited)		December 31, 2013
NorthStar Realty
Base management fee	$38,047		$—
Incentive fee	1,316		—
Expense allocation	1,155		—
Subtotal NorthStar Realty	40,518		—
Sponsored Companies
Fees	15,687		2,252
Other receivables	21,634		20,894
Subtotal Sponsored Companies	37,321		23,146
Other	134		41
Total	$77,973	(1)	$23,187
________________________
(1) Subsequent to September 30, 2014, the Company received $39.4 million from NorthStar Realty and $15.7 million from the Sponsored Companies.
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
The following table summarizes selling commission and dealer manager fees, commission expense and net commission income for the three and nine months ended September 30, 2014 and 2013 (dollar in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Selling commission and dealer manager fees	$27,149	$1,639	$61,010	$51,214
Commission expense	25,691	1,629	57,389	46,504
Net commission income(1)	$1,458	$10	$3,621	$4,710
________________________
(1)    Excludes direct expenses of NorthStar Securities.
Other
A subsidiary of the Company is a rated special servicer by Standard & Poor’s and Fitch Ratings and receives special servicing fees for services related to certain securitization transactions.

4.	Investments in Unconsolidated Ventures
Fund Alliance
In June 2014, the Company acquired a 50.0% interest in Distribution Finance Corporation, a crowd funding technology platform company, for $4.0 million. The Company accounts for this investment under the equity method. In addition to earning a proportionate share of net income, the Company will also earn a net 0.50% fee on any syndicated investments, a minimum base management fee of 1.0% and an incentive fee of 15.0% on contractually defined excess cash flows. As of September 30, 2014, the carrying value of the investment was $3.9 million. For the three and nine months ended September 30, 2014, the Company recognized equity in losses of $0.1 million related to recurring legal fees incurred by Distribution Finance Corporation. The Company records equity in losses in other income on the combined consolidated statement of operations.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	Related Party Arrangements
NorthStar Realty
Investment Opportunities
Under the management agreement, NorthStar Realty agreed to make available to the Company for the benefit of the Managed Companies, including NorthStar Realty, all investment opportunities sourced by NorthStar Realty. The Company agreed to fairly allocate such opportunities among the Managed Companies, including NorthStar Realty, in accordance with an investment allocation policy. Pursuant to the management agreement, NorthStar Realty is entitled to fair and reasonable compensation for its services in connection with any loan origination opportunities sourced by it, which may include first mortgage loans, subordinate mortgage interests, mezzanine loans and preferred equity interests, in each case relating to commercial real estate.
The Company provides services with regard to such areas as payroll, human resources and employee benefits, financial systems management, treasury and cash management, accounts payable services, telecommunications services, information technology services, property management services, legal and accounting services and various other corporate services to NorthStar Realty as it relates to its loan origination business for commercial real estate debt.
Credit Agreement
In connection with the Distribution, the Company entered into a revolving credit agreement with NorthStar Realty pursuant to which NorthStar Realty will make available to the Company, on an “as available basis,” up to $250.0 million of financing for a five year term at LIBOR plus 3.50%. The revolving credit facility is unsecured. The Company expects to use the proceeds for general corporate purposes, including potential future acquisitions. In addition, the Company may use the proceeds to acquire assets on behalf of the Managed Companies that it intends to allocate to such Managed Company but for which such Managed Company may not then have immediately available funds. The terms of the revolving credit facility contain various representations, warranties, covenants and conditions, including the condition that NorthStar Realty’s obligation to advance proceeds to the Company is dependent upon NorthStar Realty and its affiliates having at least $100.0 million of either unrestricted cash and cash equivalents or amounts available under committed lines of credit, after taking into account the amount the Company seeks to draw under the facility. As of September 30, 2014, the Company had no borrowings outstanding under the credit agreement.
Healthcare Strategic Joint Venture
In January 2014, the Company entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc. focused on expanding the Company’s healthcare business into a preeminent healthcare platform (“Healthcare Strategic Partnership”). In connection with the partnership, Mr. Flaherty oversees and seeks to grow both NorthStar Realty’s healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In connection with entering into the partnership, NorthStar Realty granted Mr. Flaherty certain RSUs (refer to Note 7). The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% above certain hurdles for new and existing healthcare real estate investments held by NorthStar Realty and NorthStar Healthcare. The partnership will also be entitled to any incentive fees earned from NorthStar Healthcare or any future healthcare non-traded REITs sponsored by the Company, NorthStar Realty or any affiliates. For the three and nine months ended September 30, 2014, the Company did not earn any incentive fees related to the Healthcare Strategic Partnership.

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
All of the vested and unvested equity-based awards granted by NorthStar Realty prior to the spin-off remain outstanding following the spin-off. Holders of shares of NorthStar Realty’s common stock subject to outstanding equity awards, included LTIP units converted to common shares in connection with NorthStar Realty’s internal corporate reorganization, received an equal number of shares of the Company’s common stock in connection with the spin-off, all of which generally remain subject to the same vesting and other terms that applied prior to the spin-off. LTIP units that remain subject to vesting after the effect of the spin-off are herein referred to as restricted stock. Deferred LTIP Units are equity awards representing the right to receive either LTIP units in NorthStar Realty’s successor operating partnership or, if such LTIP units are not available upon settlement of the award, shares of NorthStar Realty common stock. Other equity and equity-based awards relating to NorthStar Realty’s common stock, such as RSUs and Deferred LTIP Units, were adjusted to also relate to an equal number of shares of the Company’s common stock, but otherwise generally remain subject to the same vesting and other terms that applied prior to the spin-off. Vesting conditions for outstanding awards have been adjusted to reflect the impact of the Company in terms of employment for service based on awards and total stockholder return in terms of performance-based awards with respect to periods after the spin-off.
Following the spin-off, NorthStar Realty and the compensation committee of its board of directors (the “NorthStar Realty Compensation Committee”) continues to administer all awards issued under the NorthStar Realty Equity Plans but the Company will be obligated to issue shares of the Company’s common stock or other equity awards of its subsidiaries or make cash payments in lieu thereof or with respect to dividend or distribution equivalent obligations to the extent required by these awards under the NorthStar Realty Equity Plans. These awards will continue to be governed by the NorthStar Realty Equity Plans, as applicable, and shares of the Company’s common stock issued pursuant to these awards will not be issued pursuant to, or reduce availability under the NorthStar Realty Equity Plans.
In connection with the spin-off, most of NorthStar Realty’s employees at the time of the spin-off became employees of the Company except for executive officers, employees engaged in NorthStar Realty’s loan origination business at the time of the spin-off and certain other employees that became co-employees of both the Company and NorthStar Realty.
The following summarizes the equity-based compensation plans and related expenses for the Company and NorthStar Realty.
NorthStar Asset Management Equity Plans
Omnibus Stock Incentive Plan
In March 2014, the NorthStar Realty Compensation Committee approved the NSAM Stock Plan, which was subsequently adopted by the Company’s board of directors and approved by its sole stockholder at the time. The NSAM Stock Plan was administered by the NorthStar Realty Compensation Committee prior to the spin-off and is administered by the Company’s compensation committee following the spin-off. The NSAM Stock Plan provides flexibility to use various equity-based and cash incentive awards as compensation tools to motivate the Company’s workforce.
In anticipation of the spin-off, on April 3, 2014, the Company granted an aggregate of 6,230,529 RSUs to its executive officers pursuant to the NSAM Stock Plan. The RSUs vest over four years and are subject to the achievement of performance-based vesting conditions and continued employment. 40% of these RSUs are subject to the achievement of performance-based hurdles relating to CAD and capital raising of the Sponsored Companies. 30% of these RSUs are subject to the achievement of performance-based hurdles relating to the Company’s absolute total stockholder return over a four-year period. The remaining 30% of these RSUs are subject to the achievement of performance-based hurdles based on the Company’s total stockholder return relative to the Russell 2000 Index over a four-year period. The fair value of the absolute and the relative value grants are being amortized into equity-based compensation expense over the performance period. In May 2014, the Company also granted an aggregate of 1,338,785 RSUs (net of forfeitures) with substantially similar terms to certain employees pursuant to the NSAM Stock Plan.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents a summary of Deferred LTIP Units, whether vested or not, and unvested restricted stock from the time of the spin-off to September 30, 2014 (grants in thousands):

	Grants	Weighted Average Grant Price(3)
As of June 30, 2014, time of the spin-off	1,917	$22.91
New grants(1)	37	19.20
Vesting of restricted stock post-spin	(47)	13.39
Forfeited grants	(1)	23.80
Ending Balance/Weighted Average(2)	1,906	$23.07
____________________________________________________________

(1)	Represents restricted common stock issued to the Company’s board of directors on July 1, 2014.

(2)	Includes 0.8 million shares of restricted stock and 1.1 million vested and unvested Deferred LTIP Units as of September 30, 2014.

(3)	Amounts have been retrospectively adjusted to reflect NorthStar Realty’s reverse split, which occurred prior to the spin-off on June 30, 2014.
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
For 2014, the administrator established an annual cash bonus pool equal to 17% of the Company’s revenues, determined on a pro forma basis, giving effect to the spin-off as if it occurred on January 1, 2014. The actual amount of the 2014 annual cash bonuses will be determined based on the Company’s achievement of performance goals based on CAD of the Company and NorthStar Realty and capital raising of the Sponsored Companies. Pursuant to an employee matters agreement entered into in connection with the spin-off, NorthStar Realty agreed to make the cash portion of any incentive payment to the Company employees for services performed in 2014 through the date of the spin-off, as a result of which NorthStar Realty will be responsible for paying 50% of any 2014 annual cash bonuses earned under the NSAM Bonus Plan. The administrator established a long-term bonus pool for 2014 with respect to annual cash bonuses. For 2014, long-term bonuses will be paid in both Company and NorthStar Realty equity-based awards and subject to performance-based and/or time-based vesting conditions over the four-year performance period from January 1, 2014 through December 31, 2017. No awards have been granted under the NSAM Bonus Plan and accordingly, the Company has not recorded any equity-based compensation expense for the three and nine months ended September 30, 2014 related to the NSAM Bonus Plan.
NorthStar Realty Equity Plans
In connection with the spin-off, the Company issued the following related to the prior NorthStar Realty Stock Plans as of September 30, 2014: restricted common stock, of which 781,187 shares remain subject to vesting; 1,135,599 Deferred LTIP Units, of which 982,977 remain subject to vesting; and an aggregate of 1,968,111 RSUs to executive officers.
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
Summary

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Prior to the spin-off, NorthStar Realty allocated equity-based compensation expense related to managing the Sponsored Companies based on an estimate had the Company’s asset management business has been run as an independent entity. This allocation method was principally based on relative head count and management’s knowledge of NorthStar Realty’s operations. For the six months ended June 30, 2014, the Company was allocated $13.7 million of equity-based compensation expense related to the NorthStar Realty Equity Plans and the NSAM Stock Plan. For the three and nine months ended September 30, 2013, the Company was allocated $1.0 million and $4.5 million, respectively, of equity-based compensation expense related to the NSAM Stock Plan and the NorthStar Realty Equity Plans. For the three months ended September 30, 2014, the Company recognized $16.5 million of equity-based compensation expense related to the NSAM Stock Plan and the NorthStar Realty Equity Plans.

8.	Stockholders’ Equity
Distribution
In connection with the Distribution, NorthStar Realty distributed to its common stockholders all of the common stock of the Company in a pro rata distribution of one share of the Company common stock for each share of NorthStar Realty common stock.
Director Shares
In July 2014, the Company issued 37,500 shares of restricted common stock with a fair value at the date of grant of $0.7 million to its board of directors as part of their annual grants. The stock will generally vest over three years.
Performance Stock
The Company is currently authorized to issue 1,600,000,000 shares of capital stock, of which 500,000,000 is designated as performance common stock, par value $.01 per share.
Earnings Per Share
Basic and diluted earnings per share and the average number of common shares outstanding were calculated using the number of common stock outstanding immediately following the spin-off on June 30, 2014. The Company presents common stock issued in connection with the spin-off as if it had been outstanding for all periods presented, similar to a stock split. The following table presents EPS for the three and nine months ended September 30, 2014 and 2013 (dollars and shares in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$18,744	$1,618	$(11,808)	$(2,859)
Denominator:
Weighted average number of shares of common stock	188,634	188,597	188,609	188,597
Dilutive effect of RSUs (1)	4,996	—	—	—
Dilutive effect of the Deferred LTIP units	1,135	—	—	—
Dilutive effect of the Healthcare Strategic Partnership RSUs	500	—	—	—
Weighted average number of diluted shares(2)	195,265	188,597	188,609	188,597
Earnings (loss) per share:
Basic	$0.10	$0.01	$(0.06)	$(0.02)
Diluted	$0.10	$0.01	$(0.06)	$(0.02)
________________________

(1)	Represents 3.0 million shares related to the NSAM Stock Plan and 2.0 million shares related to the NorthStar Realty Stock Plan.

(2)
Dilutive EPS excludes the effect of equity-based awards issued that were not dilutive for the periods presented. These instruments could potentially impact diluted EPS in future periods, depending on changes in the Company’s stock price and other factors.

9.     Income Taxes
The Company operates internationally and domestically through multiple operating subsidiaries.  Each of the jurisdictions in which the Company operates has its own tax law and tax rate, where the tax rate outside the United States may be lower than the U.S. federal statutory income tax rate.  The Company’s income tax provision was $6.1 million for the three months ended September 30, 2014, representing an effective tax rate of approximately 20% on taxable income. The primary difference between taxable income and U.S. GAAP income relates to equity-based compensation expense. The Company’s effective tax

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

rate may change periodically due to changes in enacted tax rates and fluctuations in the mix of income earned from its domestic and international operations, among other things.

10.	Segment Reporting
The Company conducts its asset management business through the following five segments, which are based on how management reviews and manages its business:

•
NorthStar Realty - Segment is focused on providing asset management and other services on a fee basis by managing NorthStar Realty’s day-to-day operations. The Company began earning fees from NorthStar Realty on July 1, 2014.

•	Sponsored Companies - Segment is focused on providing asset management and other services on a fee basis by managing each Sponsored Company’s respective day-to-day operations.

•	Broker-dealer - Segment is focused on selling equity in the Sponsored Companies.

•	Other - Segment is focused on providing special servicing services on a fee basis in connection with certain securitization transactions.

•	Corporate - The corporate segment includes corporate level general and administrative expenses.
The consolidated financial statements for the three months ended September 30, 2014 represent the Company subsequent to the spin-off of NorthStar Realty’s historical asset management business of managing the Sponsored Companies, owning NorthStar Securities and operating its special servicing business. Periods prior to June 30, 2014 present a carve-out of NorthStar Realty’s historical financial information including revenues and expenses allocated to the Company, related to NorthStar Realty’s historical asset management business. Expenses also included an allocation of indirect expenses from NorthStar Realty, including salaries, equity-based compensation and other general and administrative expenses (primarily occupancy and other costs) based on an estimate had NorthStar Realty’s historical asset management business been run as an independent entity.

Periods prior to June 30, 2014 present a carve-out of NorthStar Realty’s historical financial information, including revenues and expenses allocated to us related to NorthStar Realty’s historical asset management business. Expenses also included an allocation of indirect expenses from NorthStar Realty, including salaries, equity-based compensation and other general and administrative expenses (primarily occupancy and other cost) based on an estimate had NorthStar Realty’s historical asset management business been run as an independent entity. This allocation method was principally based on relative headcount and management’s knowledge of NorthStar Realty’s operations. Additionally, periods prior to June 30, 2014 did not reflect the management agreement the Company entered into with NorthStar Realty effective July 1, 2014.

The following tables present segment reporting for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

Three months ended September 30, 2014	NorthStar Realty (1)	Sponsored Companies	Broker Dealer (2)	Other (3)	Corporate	Total
Asset management and other fees, related parties	$39,363	$17,158	$—	$—	$—	$56,521
Selling commission and dealer manager fees, related parties	—	—	27,149	—	—	27,149
Commission expense	—	—	25,691	—	—	25,691
Salaries and related expense	—	—	1,693	—	7,977	9,670
Equity-based compensation expense	—	—	—	—	16,541	16,541
Other general and administrative expenses	—	—	1,999	—	4,509	6,508
Income tax benefit (expense)	—	—	—	—	(6,087)	(6,087)
Net income (loss)	39,363	11,788	(2,257)	42	(30,192)	18,744

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Three months ended September 30, 2013	NorthStar Realty (1)	Sponsored Companies	Broker Dealer (2)	Other (3)	Corporate	Total
Asset management and other fees, related parties	$—	$6,782	$—	$—	$—	$6,782
Selling commission and dealer manager fees, related parties	—	—	1,639	—	—	1,639
Commission expense	—	—	1,629	—	—	1,629
Salaries and related expense	—	—	1,283	—	2,141	3,424
Equity-based compensation expense	—	—	—	—	1,006	1,006
Other general and administrative expenses	—	—	1,090	—	59	1,149
Net income (loss)	—	6,782	(5,549)	403	(18)	1,618
__________________

(1)	The Company began earning fees on July 1, 2014, in connection with the management agreement with NorthStar Realty (refer to Note 3).

(2)	Direct general and administrative expenses incurred by the broker dealer.

(3)	Primarily represents revenues and expenses related to special servicing.

Nine months ended September 30, 2014	NorthStar Realty (1)	Sponsored Companies	Broker Dealer (2)	Other (3)	Corporate	Total
Asset management and other fees, related parties	$39,363	$38,937	$—	$—	$—	$78,300
Selling commission and dealer manager fees, related parties	—	—	61,010	—	—	61,010
Commission expense	—	—	57,389	—	—	57,389
Salaries and related expense	—	—	5,053	—	16,941	21,994
Equity-based compensation expense	—	—	—	—	30,286	30,286
Other general and administrative expenses	—	—	6,081	—	4,711	10,792
Income tax benefit (expense)	—	—	—	—	(6,087)	(6,087)
Net income (loss)	39,363	33,567	(7,583)	167	(77,322)	(11,808)

Nine months ended September 30, 2013	NorthStar Realty(1)	Sponsored Companies	Broker Dealer (2)	Other(3)	Corporate	Total
Asset management and other fees, related parties	$—	$17,077	$—	$—	$—	$17,077
Selling commission and dealer manager fees, related parties	—	—	51,214	—	—	51,214
Commission expense	—	—	46,504	—	—	46,504
Salaries and related expense	—	—	4,365	—	11,429	15,794
Equity-based compensation expense	—	—	—	—	4,513	4,513
Other general and administrative expenses	—	—	4,497	—	469	4,966
Net income (loss)	—	17,077	(4,204)	679	(16,411)	(2,859)
__________________

(1)	The Company began earning fees on July 1, 2014, in connection with the management agreement with NorthStar Realty (refer to Note 3).

(2)	Direct general and administrative expenses incurred by the broker dealer.

(3)	Primarily represents revenues and expenses related to special servicing.
The following table presents total assets by segment as of September 30, 2014 and December 31, 2013 (dollars in thousands):

Total Assets	NorthStar Realty (1)	Sponsored Companies (1)	Broker Dealer	Other (2)	Corporate	Total
September 30, 2014	$40,441	$38,745	$8,465	$4,567	$109,897	$202,115
December 31, 2013	$—	$23,149	$8,377	$183	$—	$31,709

__________________

(1)
Primarily represents the receivable, related parties as of September 30, 2014 and December 31, 2013, respectively. Subsequent to September 30, 2014, the Company received $55.1 million of reimbursements from the Managed Companies.

(2)	Primarily represents assets related to special servicing and the investment in crowd funding.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11.	Subsequent Events
Dividends
On October 30, 2014, the Company declared a dividend of $0.10 per share of common stock. The common stock dividend will be paid on November 14, 2014 to stockholders of record as of the close of business on November 10, 2014.

American Healthcare Investors LLC

On November 7, 2014, the Company entered into an agreement to acquire an approximate 47% ownership interest in the business of American Healthcare Investors LLC (“AHI”), for upfront cash and stock consideration of $57.5 million, consisting of $37.5 million of cash and $20 million of the Company’s common stock, subject to certain lock-up and vesting restrictions. Refer to Part II, Item 5. “Other” for further discussion. There can be no assurance that the Company will complete the transaction described above on the terms contemplated or at all.

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
Introduction
On June 30, 2014, NorthStar Realty Finance Corp. (NYSE: NRF), or NorthStar Realty, completed its previously announced spin-off of its asset management business into a separate publicly-traded company, NorthStar Asset Management Group Inc. (NYSE: NSAM), a Delaware corporation, in the form of a tax-free distribution, or the Distribution. In connection with the Distribution, each of NorthStar Realty’s common stockholders received shares of our common stock on a one-for-one basis. Upon completion of the spin-off, the asset management business of NorthStar Realty is owned and operated by us and NorthStar Realty is externally managed by our affiliate through a management contract with an initial term of 20 years. NorthStar Realty continues to operate its commercial real estate debt origination business. Most of NorthStar Realty’s employees at the time of the spin-off became our employees except for executive officers, employees engaged in NorthStar Realty’s loan origination business at the time of the spin-off and certain other employees that became co-employees of both us and NorthStar Realty.
Our affiliate also manages NorthStar Realty’s previously sponsored non-traded real estate investment trusts, or REITs: NorthStar Real Estate Income Trust, Inc., or NorthStar Income; NorthStar Healthcare Income, Inc., or NorthStar Healthcare; and NorthStar Real Estate Income II, Inc., or NorthStar Income II, collectively referred to as the Sponsored Companies and together with NorthStar Realty, collectively referred to as the Managed Companies. We are organized to provide asset management and other services to the Managed Companies or any other companies we may sponsor in the future, both in the United States and internationally. We earn management, incentive and other fees pursuant to management and other contracts. In addition, we own NorthStar Realty Securities, LLC, or NorthStar Securities, NorthStar Realty’s previously owned captive broker-dealer platform registered with the Securities and Exchange Commission, or SEC, and perform other asset management-related services. As of November 7, 2014, we had $19.4 billion of assets under management.
Summary of Business
Our primary business lines are as follows:

•
NorthStar Realty - Focused on providing asset management and other services on a fee basis by managing NorthStar Realty’s day-to-day operations. We began earning fees from NorthStar Realty on July 1, 2014.

•	Sponsored Companies - Focused on providing asset management and other services on a fee basis by managing each Sponsored Company’s respective day-to-day operations.

•	Broker-dealer - Focused on selling equity in our Sponsored Companies.

•	Other - Focused on providing special servicing services on a fee basis in connection with certain securitization transactions.
Our Business
Our primary business objective is to provide asset management and other services by managing NorthStar Realty and our Sponsored Companies, both in the United States and internationally. We earn asset management, incentive and other fees pursuant to management and other contracts. Our growth will be aligned with the ability of NorthStar Realty and our Sponsored Companies to grow by raising capital, which in turn will be driven by their investment activities and overall performance. We expect to expand our asset management business through organic growth by managing additional investment vehicles and potentially through the acquisition of third-party asset management contracts and businesses. Recently, we entered into a strategic arrangement to acquire an interest in investment management platform. Refer to the Recent Developments section below for further discussion. Additionally, in connection with our international strategy, NorthStar Realty entered into a strategic alliance with a European asset manager and has opened offices and is hiring investment professionals overseas.
Our Managed Companies have historically invested in the commercial real estate industry and have demonstrated the ability to invest and create value through multiple real estate cycles and changing market conditions. The term commercial real estate industry refers to all commercial property types, both in the United States and internationally, including but not limited to healthcare, hotel, manufactured housing communities, net lease and multifamily properties. Our management team has a proven track record in managing and growing NorthStar Realty and our Sponsored Companies. We believe our in-place, long-duration fees, substantial growth prospects and scalable operating platform, position us as an industry leading asset manager.

We have the ability to maintain a competitive advantage through a combination of our deep industry relationships and access to market leading commercial real estate credit underwriting and capital markets expertise which enables us to manage credit risk as well as to structure and finance the assets of our Managed Companies efficiently. In connection with the spin-off, most of the existing employees of NorthStar Realty became our employees. Executive officers, employees engaged in NorthStar Realty’s loan origination business at the time of the spin-off and certain other employees are co-employees of us and NorthStar Realty. Our ability to identify opportunities across a broad spectrum of potential investments for our Managed Companies will continue to create complementary and overlapping sources of investment opportunities based on a common reliance on market fundamentals and application of similar underwriting and asset management skills as we seek to maximize stockholder value.
Assets of our Managed Companies grew significantly over the past several years driven by our ability to raise capital for NorthStar Realty and our Sponsored Companies and in turn effectively deploy such capital. The following table presents the assets of our Managed Companies as of September 30, 2014, adjusted for the Griffin-American merger (refer below) and acquisitions and agreements to purchase through November 7, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014		December 31, 2013
	Amount	Percentage	Amount	Percentage
NorthStar Realty(1)	$16,373,422	84.40%	$8,660,375	81.50%
Sponsored Companies:(2)
NorthStar Income	2,069,717	10.70%	1,831,104	17.20%
NorthStar Healthcare	542,242	2.80%	115,839	1.10%
NorthStar Income II	398,410	2.10%	25,326	0.20%
Direct investments	3,926	—%	—	—%
Total	$19,387,717	100.0%	$10,632,644	100.0%
__________

(1)	Based on total assets reported by NorthStar Realty, excluding a joint venture interest in a healthcare portfolio with NorthStar Healthcare.

(2)	Based on total assets as reported on the consolidated balance sheets of our respective Sponsored Companies.

On August 5, 2014, NorthStar Realty and Griffin-American Healthcare REIT II, Inc., or Griffin-American, announced that the board of directors of both NorthStar Realty and Griffin-American unanimously approved a definitive merger agreement under which NorthStar Realty will acquire all of the outstanding shares of Griffin-American in a stock and cash transaction valued at $4 billion. Griffin-American is a non-traded REIT focused on medical office buildings, senior housing and other healthcare-related facilities and is co-sponsored by American Healthcare Investors and Griffin Capital Corporation. Additionally, in October 2014, NorthStar Healthcare entered into a purchase and sale agreement with NorthStar Realty pursuant to which it agreed to acquire an 8.3% equity interest in the Griffin-American healthcare real estate portfolio in connection with the merger for $100 million in cash.
We made investments on behalf of our Managed Companies, including NorthStar Realty, prior to the spin-off. The following table presents gross investment activity related to the Managed Companies as of September 30, 2014 (dollars in millions):

NorthStar Realty(1)	$16,373
Sponsored Companies:
NorthStar Income	2,056
NorthStar Healthcare	491
NorthStar Income II	372
Subtotal Sponsored Companies	2,919
Total	$19,292
__________

(1)
Excludes a joint venture interest in a healthcare portfolio with NorthStar Healthcare and adjusted for the Griffin-American merger and acquisitions and agreements to purchase real estate through November 7, 2014.

NorthStar Realty
NorthStar Realty has grown its business by raising capital and deploying such capital effectively. To date in 2014, NorthStar Realty has issued aggregate net capital of $1.1 billion, including $882 million from the issuance of common equity and $242 million from the issuance of preferred equity. In addition, 24.7 million shares remain available under the forward sale agreement representing aggregate net proceeds of $432 million. Further, NorthStar Realty expects to issue $1.1 billion of common equity related to the Griffin-American acquisition. In 2013, NorthStar Realty issued aggregate net capital of $1.9 billion, including $1.4 billion from the issuance of common equity, $193 million from the issuance of preferred stock and $335 million from the issuance of exchangeable senior notes.

The management agreement with NorthStar Realty is for an initial term of 20 years and provides for a base management fee and incentive fee.
Base Management Fee:
For the three months ended September 30, 2014, we earned $38.0 million of base management fees. The management contract with NorthStar Realty commenced on July 1, 2014, and as such, there were no management fees earned for the six months ended June 30, 2014. The fee will increase subsequent to September 30, 2014, by 1.5% per annum of the sum of:

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
Incentive Fee:
For the three months ended September 30, 2014, we earned $1.3 million of incentive management fees. The incentive fee is calculated and payable quarterly in arrears in cash, equal to:

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

•
If NorthStar Realty were to spin-off any asset or business in the future, such entity would be managed by us on terms substantially similar to those set forth in the management agreement between us and NorthStar Realty. The management agreement further provides that the aggregate base management fee in place immediately after the spin-off will not be less than the aggregate base management fee in place at NorthStar Realty immediately prior to the spin-off.

Payment of Costs and Expenses and Expense Allocation
NorthStar Realty is responsible for all of its direct costs and expenses and will reimburse us for costs and expenses incurred by us on its behalf. In addition to NorthStar Realty’s costs and expenses, following the Distribution, NorthStar Realty is obligated to reimburse us for additional costs and expenses incurred by us for an amount not to exceed the following: (i) 20.0% of the combined total of: (a) NorthStar Realty’s general and administrative expenses as reported in its consolidated financial statements excluding: (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to us under the terms of the management agreement and (4) any allocation of expenses from NorthStar Realty (“NorthStar Realty G&A”); and (b) our general and administrative expenses as reported in its combined consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any of our Managed Companies, less (ii) the NorthStar Realty G&A. For the three months ended September 30, 2014, NorthStar Realty will pay us $1.2 million.
Sponsored Companies
We have been focusing on raising capital for our Sponsored Companies through NorthStar Securities. Our first commercial real estate debt-oriented non-traded REIT, NorthStar Income, successfully completed its public offering on July 1, 2013 by raising $1.1 billion in capital. We are currently raising capital for our second Sponsored Company, NorthStar Healthcare, a healthcare equity and debt focused non-traded REIT, which currently has a maximum offering amount of $1.1 billion, and for our third Sponsored Company, NorthStar Income II, our second commercial real estate debt-oriented non-traded REIT, which has a maximum offering amount of $1.65 billion. NorthStar Healthcare and NorthStar Income II picked up momentum in raising capital in 2013, following the execution of a number of selling agreements in June 2013 and October 2013, respectively.
The following table presents a summary of the fee arrangements with our current Sponsored Companies:

	NorthStar	NorthStar	NorthStar
	Income	Healthcare	Income II
Offering amount(1)	$1.1 billion	$1.8 billion(6)	$1.65 billion
Total raised through October 2014	$1.2 billion	$635 million	$238 million
Primary strategy	Commercial Real Estate Debt	Healthcare Equity and Debt	Commercial Real Estate Debt
Primary offering period	Completed July 2013	Ends August 2015(6)	Ends May 2015
Asset Management and Other Fees:
Asset management fees(2)	1.25% of Assets	1.00% of Assets	1.25% of Assets
Acquisition fees(3)	1.00% of Investment	1.00% of Investment (2.25% for real estate properties)	1.00% of Investment
Disposition fees(4)	1.0% of sales price	1.0% of sales price for debt investments (2.00% for real estate properties)	1.0% of sales price
Incentive payments(5)	15% of net cash flows after an 8% return	15% of net cash flows after a 6.75% return(7)	15% of net cash flows after a 7% return
__________________

(1)	Represents amount of shares initially registered to offer pursuant to each Sponsored Company’s public offering.

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

(6)
In October 2014, NorthStar Healthcare filed a registration statement on Form S-11 with the SEC seeking to register a follow-on public offering of up to $700 million through 2016. The registration statement for the follow-on offering has not yet been declared effective by the SEC. The $1.8 billion offering size represents the current maximum offering amount of $1.1 billion offering plus the proposed follow-on maximum offering amount of up to $700 million.

(7)	The Healthcare Strategic Partnership will be entitled to the incentive fees earned from managing NorthStar Healthcare, of which we will earn our proportionate interest.

The following table presents a summary of our current Sponsored Companies and their capital raising activity for the nine months ended September 30, 2014, year ended December 31, 2013 and from inception through October 31, 2014:

				Capital Raised (in thousands)
	Primary Strategy	Offering Amount	Offering Period	Nine Months Ended September 30, 2014	Year Ended December 31, 2013	From inception through October 31, 2014
NorthStar Income	Commercial Real Estate Debt	$1.1 billion	Completed July 2013	$31,802	$545,423	$1,180,854
NorthStar Healthcare	Healthcare Equity and Debt	$1.8 billion(2)	Ends August 2015(2)	443,095	109,043	634,718
NorthStar Income II	Commercial Real Estate Debt	$1.65 billion	Ends May 2015(3)	184,312	27,653	237,864
NorthStar/RXR New York Metro	New York Commercial Real Estate	$2.0 billion	(4)	(4)	(4)	(4)
__________________

(1)	Represents capital raised through NorthStar Income’s dividend reinvestment plan.

(2)
In October 2014, NorthStar Healthcare filed a registration statement on Form S-11 with the SEC seeking to register a follow-on public offering of up to $700 million through 2016. The registration statement for the follow-on offering has not yet been declared effective by the SEC. The $1.8 billion offering size represents the current maximum offering amount of $1.1 billion offering plus the proposed follow-on maximum offering amount of up to $700 million.

(3)	Offering period subject to extension as determined by NorthStar Income II’s board of directors.

(4)	Offering period will commence upon its registration statement being declared effective by the Securities and Exchange Commission, or the SEC.

NorthStar Realty committed to invest up to $10 million in each of our Sponsored Companies that are in their offering stage. In addition, consistent with its past practice, NorthStar Realty will commit up to $10 million for distribution support in any future non-traded company that we sponsor, up to a total of five new companies per year.
On March 31, 2014, NorthStar/RXR New York Metro Income, Inc., or NorthStar/RXR New York Metro, confidentially submitted its registration statement on Form S-11 to the SEC seeking to raise up to $2.0 billion in a public offering of common stock. NorthStar/RXR New York Metro will be structured as a public, non-traded corporation that intends to qualify as a REIT and is co-sponsored by us and RXR Realty, a leading real estate owner, developer and investment management company focused on high-quality real estate investments in the New York Tri-State area. Any asset management and other fees incurred by NorthStar/RXR New York Metro will be shared by us and RXR Realty as co-sponsors. NorthStar/RXR New York Metro intends to make commercial real estate investments in the New York metropolitan area. The distribution support agreement related to NorthStar/RXR New York Metro is an obligation of both NorthStar Realty and RXR Realty, where each agreed to purchase up to an aggregate of $10.0 million in Class A common stock during the two-year period following commencement of the offering, with NorthStar Realty and RXR Realty agreeing to purchase 75% and 25% of any shares purchased, respectively.
Other
In June 2014, we acquired a 50% interest in Distribution Finance Corporation, a crowd funding technology platform company, for $4 million. We account for this investment under the equity method. In addition to earning a proportionate share of net income, we will earn a net 0.50% fee on any syndicated investments, a minimum base management fee of 1% and an incentive fee of 15% on contractually defined excess cash flows.
Sources of Operating Revenues and Cash Flows
We primarily generate revenue from asset management, incentive and other fee income pursuant to contractual arrangements with our Sponsored Companies. We also generate revenue from commission income from selling equity in our Sponsored Companies. Effective July 1, 2014, we began generating revenue from asset management, incentive and other fee income from NorthStar Realty in addition to our Sponsored Companies. Additionally, we will record equity in earnings of unconsolidated ventures.
Profitability and Performance Metrics
We calculate several metrics to evaluate the profitability and performance of our business.

•	CAD is a non-GAAP measure that provides investors and management with a meaningful indicator of operating performance (refer to “Non-GAAP Financial Measures” for a description of this metric); and

•	Our ability to raise capital for our Managed Companies, which in turn grows the assets of our Managed Companies, is a driver of our ability to grow our fee income.

Outlook and Recent Trends
The Great Recession, which officially lasted from December 2007 to June 2009, began with the bursting of an $8 trillion housing bubble and had a dramatic negative impact globally on properly functioning capital markets and liquidity across all asset classes. It was not until the beginning of 2012 that liquidity and capital started to become more available in the commercial real estate markets to stronger sponsors and both Wall Street and commercial banks began to more actively provide credit to real estate borrowers accelerating the pace of investment in real estate. In late 2012, in order to stimulate growth, several of the world’s largest central banks acted in a coordinated effort through massive injections of stimulus in the financial markets, which has facilitated keeping interest rates low.

A proxy for the liquidity in the commercial real estate market is non-agency CMBS issuance. Approximately $45 billion and $80 billion of non-agency CMBS was issued in 2012 and 2013, respectively, with industry experts currently predicting approximately $90 billion of non-agency CMBS issuance in 2014. The 2014 pace is higher than initially expected with $27 billion issued in the third quarter 2014, representing the highest quarterly issuance since the fourth quarter 2007.

Since mid-2013, there has been a focus on the pace at which the U.S. Federal Reserve and other sovereign national banks will taper their respective stimulus efforts. The U.S. economy appears to be on a relatively healthy growth path. However, there are concerns that slowdowns of major global economies could spill over into the United States. Slowing overseas growth and a move by the U.S. Federal Reserve to raise interest rates could result in increased market volatility through the end of the year.
Valuations in the commercial real estate markets are approaching, and in some cases exceeding, 2007 levels. However, global economic and political headwinds remain, that along with global market instability and the risk of maturing commercial real estate debt that may have difficulties being refinanced, may continue to cause periodic volatility in the CRE market for some time. It is currently estimated that approximately $1.4 trillion of commercial real estate debt will mature through 2017. While there is an increased supply of liquidity in the commercial real estate market, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.
Virtually all commercial real estate property types were adversely impacted by the credit crisis and subsequent recession, while others such as land, condominium and other commercial property types were more severely impacted. The commercial real estate equity, debt and securities investments of our Managed Companies could be negatively impacted by weak real estate markets and economic conditions. While the U.S. economy is stronger today, a return to weak economic conditions in the future could reduce our Managed Companies’ tenant’s/operator’s/resident’s/guest’s ability to make payments in accordance with the contractual terms and for companies to lease or occupy new space. To the extent that market rental and occupancy rates are reduced, property-level cash flow could be negatively affected.
After showing considerable resiliency during the economic downturn between 2007 and 2010, the non-traded REIT industry has experienced rapid growth with approximately $20 billion of total capital raised in 2013, which is more than double compared to the year ended 2012. The recent trend in liquidity events and resulting recapture contributed to the significant market growth in 2013 and high volume of anticipated capital raised in 2014, including over $12 billion year to date through September 30, 2014. We anticipate capital flows to remain robust in 2015 given the recent momentum in the market. Due to these market dynamics and our expertise and industry relationships, we continue to see a robust pipeline of investment opportunities in the healthcare real estate sector that have credit qualities and yield profiles that are consistent with our underwriting standards and that we believe offer the opportunity to meet or exceed our targeted returns. While we remain optimistic that we will continue to be able to generate and capitalize on an attractive pipeline, there is no assurance that will be the case.
Financing Strategy
Our organizational documents do not limit our capacity to use leverage or the amount we may use. Our financing objective is to manage our capital structure effectively in order to provide sufficient capital to execute our business strategies and in turn add value to stockholders. We may borrow on a credit facility and from time to time use derivative instruments primarily to manage interest rate risk. We do not intend to use derivatives to speculate.

Portfolio Management
Credit risk management is our ability to manage assets of our Managed Companies in a manner that preserves capital and income and minimizes losses that would decrease income and in turn may decrease certain of the fees we earn for managing these companies. Subsequent to the spin-off, the Company performs portfolio management on behalf of NorthStar Realty and the Sponsored Companies. We maintain a comprehensive portfolio management process that generally includes day-to-day oversight, weekly management meetings and an exhaustive quarterly credit review process designed to enable management to evaluate and proactively identify asset-specific credit issues and trends on a portfolio-wide basis. We use many methods to actively manage the assets of our Managed Companies such as frequent re-underwriting and dialogue with borrowers, tenants, operators and partners as well as inspections of collateral, modification to debt terms, taking title to collateral or selling assets when we can obtain a price that is attractive relative to its risk.
Critical Accounting Policies
Principles of Consolidation
Our consolidated financial statements include the accounts of NorthStar Asset Management Group Inc. and its consolidated subsidiaries.
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
We evaluate our Managed Companies, investments in unconsolidated ventures and securitization financing transactions to which we are the special servicer to determine whether they are a VIE.
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
Selling Commission and Dealer Manager Fees and Commission Expense
Selling commission and dealer manager fees represents income earned by us for selling equity in our Sponsored Companies through NorthStar Securities. Selling commission and dealer manager fees and commission expense are accrued on a trade date basis.
Equity-Based Compensation
We account for equity-based compensation awards, including awards granted to co-employees, using the fair value method, which requires an estimate of fair value of the award at the time of grant. Awards may be based on a variety of measures such as time, performance, market or a combination thereof. For time-based awards, we recognize compensation expense over the vesting period on a straight-line basis. For awards with performance or market measures, we recognize compensation expense over the requisite service period, using the accelerated attribution expense method. For performance-based measures, we recognize compensation expense, net of estimated forfeitures, based on an estimate of the probable achievement of such measures. For market-based measures, we recognize compensation expense based on the initial estimate of the fair value of the award using a binomial model.
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

Income Taxes
Certain of our subsidiaries were subject to taxation by federal, state and foreign authorities for the periods presented. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income taxes represents the total of income taxes paid or payable for the current year, plus the change in deferred taxes during the year.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers.  When it becomes effective on January 1, 2017, the accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP.  We are in the process of evaluating the impact, if any, of the update on our consolidated financial statements and related disclosures.

Results of Operations
Comparison of the Three Months Ended September 30, 2014 to September 30, 2013 (Dollars in Thousands):
The consolidated financial statements for the three months ended September 30, 2014 represent our results of operations subsequent to the spin-off of NorthStar Realty’s historical asset management business of managing our Sponsored Companies, owning NorthStar Securities and operating the special servicing business. In connection with the spin-off, most of NorthStar Realty’s employees at the time of the spin-off became our employees. Executive officers, employees engaged in NorthStar Realty’s loan origination business at the time of the spin-off and certain other employees that became co-employees of both us and NorthStar Realty. Therefore, subsequent to June 30, 2014, we generally incur substantially all employee-related cash costs.

Periods prior to June 30, 2014 present a carve-out of NorthStar Realty’s historical financial information, including revenues and expenses allocated to us related to NorthStar Realty’s historical asset management business. Expenses also included an allocation of indirect expenses from NorthStar Realty, including salaries, equity-based compensation and other general and administrative expenses (primarily occupancy and other cost) based on an estimate had NorthStar Realty’s historical asset management business been run as an independent entity.  This allocation method was principally based on relative headcount and management’s knowledge of NorthStar Realty’s operations. Additionally, periods prior to June 30, 2014 did not reflect the management agreement we entered into with NorthStar Realty effective July 1, 2014.

As a result, results of operations for the three months ended September 30, 2014 may not be comparative to our results of operations reported for the prior periods presented. The following table represents our results of operations for the three months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	%
Revenues
Asset management and other fees, related parties	$56,521	$6,782	$49,739	733.4%
Selling commission and dealer manager fees, related parties	27,149	1,639	25,510	1,556.4%
Other income	318	432	(114)	(26.4)%
Total revenues	83,988	8,853	75,135	848.7%
Expenses
Commission expense	25,691	1,629	24,062	1,477.1%
Other expense	747	27	720	2,666.7%
General and administrative expenses
Salaries and related expense	9,670	3,424	6,246	182.4%
Equity-based compensation expense	16,541	1,006	15,535	1,544.2%
Other general and administrative expenses	6,508	1,149	5,359	466.4%
Total general and administrative expenses	32,719	5,579	27,140	486.5%
Total expenses	59,157	7,235	51,922	717.7%
Income (loss) before income taxes	24,831	1,618	23,213	1,434.7%
Income tax (expense) benefit	(6,087)	—	(6,087)	100.0%
Net income (loss)	$18,744	$1,618	17,126	1,058.5%

Asset Management and Other Fees
Asset management and other fees are comprised of fees from our Managed Companies summarized as follows (dollars in thousands):

	Three Months Ended September 30,
	2014	2013
NorthStar Realty
Base fee	$38,047	$—
Incentive fee	1,316	—
Subtotal NorthStar Realty	39,363	—	(1)
Sponsored Companies
Asset management fees	7,153	4,178	(2)
Acquisition fees	8,638	2,442	(3)
Disposition fees	1,367	162	(4)
Subtotal Sponsored Companies	17,158	6,782
Total	$56,521	$6,782
__________________

(1)	We began earning fees on July 1, 2014, in connection with the management agreement with NorthStar Realty.

(2)
The increase was driven by the growth in assets of our Sponsored Companies. As of September 30, 2014 and 2013, our Sponsored Companies held aggregate assets of $3.0 billion and $2.0 billion, respectively.

(3)
The increase was driven by increased investment activity of our Sponsored Companies. Also contributing to the increase are the higher fees earned from NorthStar Healthcare’s real estate equity investments made in the third quarter 2014.

(4)	The increase was driven by increased repayments of debt investments from NorthStar Income in the third quarter 2014.
Selling Commission and Dealer Manager Fees
We earn net commission income through NorthStar Securities for selling equity in our Sponsored Companies, which is expected to cover the costs incurred in connection with our broker-dealer business. Currently, net commission income covers the majority of such costs.
Selling commission and dealer manager fees represent fees earned for selling equity in our Sponsored Companies through NorthStar Securities. Pursuant to dealer manager agreements between NorthStar Securities and our Sponsored Companies, we generally receive selling commissions of up to 7% of gross offering proceeds raised, which we reallow to participating broker-dealers. In addition, we also generally receive a dealer manager fee of up to 3% of gross offering proceeds raised, a portion of which may be reallowed to participating broker-dealers and to employees of NorthStar Securities. Selling commission increased due to higher capital raising activity for the three months ended September 30, 2014 as compared to the same period in 2013.
The following table presents equity raised by our Sponsored Companies for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2014	2013
NorthStar Income	$10,841	$9,929	(1)
NorthStar Healthcare	207,131	16,432	(2)
NorthStar Income II	72,669	2,200	(2)
Total	$290,641	$28,561
_________________

(1)	NorthStar Income successfully completed its public offering on July 1, 2013. Represents capital raised through NorthStar Income’s dividend reinvestment plan.

(2)	Capital raising pace at both NorthStar Healthcare and NorthStar Income II accelerated in 2014.

Other Income
Other income primarily represents special servicing fees related to certain securitization transactions and equity in earnings (loss) at the corporate level. We are a rated special servicer by Standard & Poor’s and Fitch Ratings and we receive special servicing fees for services related to certain securitization transactions. The decrease is primarily the result of less services performed in 2014.
Expenses

Commission Expense
Commission expense represents fees to participating broker-dealers with whom we have selling agreements to raise capital for our Sponsored Companies and commissions to employees of NorthStar Securities. Commission income and expense both increased due to higher capital raising activity for the three months ended September 30, 2014 as compared to the same period in 2013.
Other Expense
Other expense primarily represents depreciation expense and foreign exchange gain (loss) at the corporate level.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level except as it relates to direct compensation expense and other costs incurred at our broker-dealer, which is part of our broker-dealer segment.
General and administrative expenses increased $27.1 million primarily attributable to the following:
Salaries and related expense increased $6.2 million primarily due to most employees of NorthStar Realty becoming our employees.
Equity-based compensation expense increased $15.5 million in connection with the spin-off as the prior period amount only represented an allocation of equity-based compensation expense related to NorthStar Realty’s historical asset management business. For the three ended September 30, 2013, we were allocated $1.0 million of equity-based compensation expense related to the NSAM Stock Plan and NorthStar Realty Equity Plans. For the three months ended September 30, 2014, we recognized $16.5 million of equity-based compensation related to the NSAM Stock Plan and NorthStar Realty Equity Plans.
Other general and administrative expenses increased $5.4 million in connection with the spin-off as the prior period amount only represented an allocation of other general and administrative expense related to NorthStar Realty’s historical asset management business.
Income Tax Benefit (Expense)
Effective July 1, 2014, we are subject to both domestic and international income tax. We recognized $6.1 million of income tax expense for the three months ended September 30, 2014.

Comparison of the Nine Months Ended September 30, 2014 to September 30, 2013 (Dollars in Thousands):

The nine months ended September 30, 2014 includes: (i) our results of operations for the three months ended September 30, 2014 which represents the activity following the spin-off of NorthStar Realty’s historical asset management business on June 30, 2014 and (ii) our results of operations for the six months ended June 30, 2014, which represents a carve-out of revenues and expenses attributable to us. Our historical financial information for the nine months ended September 30, 2013 was prepared on the same basis as the six months ended June 30, 2014. The following table represents our results of operations for the nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	%
Revenues
Asset management and other fees, related parties	$78,300	$17,077	$61,223	358.5%
Selling commission and dealer manager fees, related parties	61,010	51,214	9,796	19.1%
Other income	699	708	(9)	(1.3)%
Total revenues	140,009	68,999	71,010	102.9%
Expenses
Commission expense	57,389	46,504	10,885	23.4%
Transaction costs	24,476	—	24,476	100.0%
Other expense	793	81	712	879.0%
General and administrative expenses
Salaries and related expense	21,994	15,794	6,200	39.3%
Equity-based compensation expense	30,286	4,513	25,773	571.1%
Other general and administrative expenses	10,792	4,966	5,826	117.3%
Total general and administrative expenses	63,072	25,273	37,799	149.6%
Total expenses	145,730	71,858	73,872	102.8%
Income (loss) before income taxes	(5,721)	(2,859)	(2,862)	100.1%
Income tax (expense) benefit	(6,087)	$—	(6,087)	100.0%
Net income (loss)	$(11,808)	$(2,859)	$(8,949)	313.0%
Asset Management and Other Fees
Asset management and other fees are comprised of fees from our Managed Companies summarized as follows (dollars in thousands):

	Nine Months Ended September 30,
	2014	2013
NorthStar Realty
Base fee	$38,047	$—
Incentive fee	1,316	—
Subtotal NorthStar Realty	39,363	—	(1)
Sponsored Companies
Asset management fees	18,713	9,086	(2)
Acquisition fees	18,050	7,790	(3)
Disposition fees	2,174	201	(4)
Subtotal Sponsored Companies	38,937	17,077
Total	$78,300	$17,077
__________________

(1)	We began earning fees on July 1, 2014, in connection with the management agreement with NorthStar Realty.

(2)
The increase was driven by the growth in assets of our Sponsored Companies. As of September 30, 2014 and 2013, our Sponsored Companies held aggregate assets of $3.0 billion and $2.0 billion, respectively.

(3)
The increase was driven by increased investment activity of our Sponsored Companies.  Also contributing to the increase are the higher fees earned from NorthStar Healthcare’s real estate equity investments made in 2014.

(4)	The increase was driven by increased repayments of debt investments from NorthStar Income in 2014.

Selling Commission and Dealer Manager Fees
We earn net commission income through NorthStar Securities for selling equity in our Sponsored Companies, which is expected to cover the costs incurred in connection with our broker-dealer business. Currently, net commission income covers the majority of such costs.
Selling commission and dealer manager fees represent fees earned for selling equity in our Sponsored Companies through NorthStar Securities. Pursuant to dealer manager agreements between NorthStar Securities and our Sponsored Companies, we generally receive selling commissions of up to 7% of gross offering proceeds raised, which we reallow to participating broker-dealers. In addition, we also generally receive a dealer manager fee of up to 3% of gross offering proceeds raised, a portion of which may be reallowed to participating broker-dealers and to employees of NorthStar Securities. Selling commission increased due to higher capital raising activity for the nine months ended September 30, 2014 as compared to the same period in 2013.
The following table presents equity raised by our Sponsored Companies for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2014	2013
NorthStar Income	$31,802	$535,214	(1)
NorthStar Healthcare	443,095	19,069	(2)
NorthStar Income II	184,312	2,200	(2)
Total	$659,209	$556,483
_________________

(1)	NorthStar Income successfully completed its public offering on July 1, 2013. The nine months September 30, 2014 balance represents capital raised through NorthStar Income’s dividend reinvestment plan.

(2)	Capital raising pace at both NorthStar Healthcare and NorthStar Income II accelerated in 2014.
Other Income
Other income primarily represents special servicing fees related to certain securitization transactions and equity in earnings (loss) at the corporate level. We are a rated special servicer by Standard & Poor’s and Fitch Ratings and we receive special servicing fees for services related to certain securitization transactions. The decrease is primarily the result of less services performed in 2014.
Expenses
Commission Expense
Commission expense represents fees to participating broker-dealers with whom we have selling agreements to raise capital for our Sponsored Companies and commissions to employees of NorthStar Securities. Commission income and expense both increased due to higher capital raising activity for the nine months ended September 30, 2014 as compared to the same period in 2013.
Transaction Costs
Transaction costs represent costs such as legal, accounting, tax and other professional fees associated with the Distribution.
Other Expense
Other expense primarily represents depreciation expense and foreign exchange gain (loss) at the corporate level.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level except as it relates to direct compensation expense and other costs incurred at our broker-dealer, which is part of our broker-dealer segment.
General and administrative expenses increased $37.8 million primarily attributable to the following:
Salaries and related expense increased $6.2 million primarily due to most employees of NorthStar Realty becoming our employees.
Equity-based compensation expense increased $25.8 million in connection with the spin-off as the prior period amount only represented an allocation of equity-based compensation expense related to NorthStar Realty’s historical asset management business. For the three months ended September 30, 2014, we recognized $16.5 million of equity-based compensation related to the NSAM Stock Plan and NorthStar Realty Equity Plans. For the six months ended June 30, 2014, we were allocated $13.7 million of equity-based compensation expense related to the NSAM Stock Plan and NorthStar Realty Equity Plans. For the three and nine months ended September 30, 2013, we were allocated $1.0 million and $4.5 million, respectively, of equity-based compensation expense related to the NSAM Stock Plan and NorthStar Realty Equity Plans.
Other general and administrative expenses increased $5.8 million in connection with the spin-off as the prior period amount only represented an allocation of other general and administrative expense related to NorthStar Realty’s historical asset management business.
Income Tax Benefit (Expense)
Effective July 1, 2014, we are subject to both domestic and international income tax. We recognized $6.1 million of income tax expense for the nine months ended September 30, 2014.
Liquidity and Capital Resources
Our capital sources may include cash flows provided from operating activities, primarily from management fees and incentive income paid to us from our Managed Companies, borrowings and the issuance of common stock. Our primary uses of liquidity include operating expenses and distributions.
We expect that our cash flows from operating activities and available financing will be sufficient to satisfy our liquidity needs. As of September 30, 2014, we had a receivable, related parties balance primarily from our Managed Companies of $78.0 million, of which we received $55.1 million subsequent to September 30, 2014.
We currently believe that our existing sources of funds should be adequate for the purposes of meeting our short-term liquidity needs. Unrestricted cash as of November 6, 2014, was approximately $149.8 million.
Cash Flows
The following presents a summary of our combined consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Nine Months Ended September 30,
Cash flow provided by (used in):	2014	2013
Operating activities	$(14,605)	$(4,864)
Investing activities	(4,000)	—
Financing activities	116,397	6,875
Effect of foreign exchange rate changes on cash	(310)	—
Net increase (decrease) in cash	$97,482	$2,011
Nine Months Ended September 30, 2014 Compared to September 30, 2013
Net cash used in operating activities was $14.6 million for the nine months ended September 30, 2014 compared to $4.9 million for the nine months ended September 30, 2013. The increase was primarily due to asset management and other fees from our Sponsored Companies and NorthStar Realty, excluding $55.1 million of fees received subsequent to September 30, 2014, offset by operating expenses incurred to grow our business.
Net cash used in investing activities primarily represents the investment in crowd funding.
Net cash provided by financing activities was $116.4 million for nine months ended September 30, 2014 compared to $6.9 million for nine months ended September 30, 2013. The increase was primarily due to transactions with NorthStar Realty including the operating activities between us and NorthStar Realty and the initial capital contribution upon the Distribution.
Off-Balance Sheet Arrangements
We have certain arrangements which do not meet the definition of off-balance sheet arrangements, but do have some of the characteristics of off-balance sheet arrangements. We have made investments in unconsolidated ventures. Refer to Note 4. “Investments in Unconsolidated Ventures” in Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. Our exposure to loss is limited to the carrying value of our investment.
Related Party Arrangements

NorthStar Realty
Investment Opportunities
Under the management agreement, NorthStar Realty agreed to make available to us for the benefit of our Managed Companies, including NorthStar Realty, all investment opportunities sourced by NorthStar Realty. We agreed to fairly allocate such opportunities among our Managed Companies, including NorthStar Realty, in accordance with an investment allocation policy. Pursuant to the management agreement, NorthStar Realty is entitled to fair and reasonable compensation for its services in connection with any loan origination opportunities sourced by it, which may include first mortgage loans, subordinate mortgage interests, mezzanine loans and preferred equity interests, in each case relating to commercial real estate.
We provide services with regard to such areas as payroll, human resources and employee benefits, financial systems management, treasury and cash management, accounts payable services, telecommunications services, information technology services, property management services, legal and accounting services and various other corporate services to NorthStar Realty as it relates to its loan origination business for commercial real estate debt.
Credit Agreement
In connection with the Distribution, we entered into a revolving credit agreement with NorthStar Realty pursuant to which NorthStar Realty will make available to us, on an “as available basis,” up to $250 million of financing for a five year term at LIBOR plus 3.50%. The revolving credit facility is unsecured. We expect to use the proceeds for general corporate purposes, including potential future acquisitions. In addition, we may use the proceeds to acquire assets on behalf of our Managed Companies that it intends to allocate to such Managed Company but for which such Managed Company may not then have immediately available funds. The terms of the revolving credit facility contain various representations, warranties, covenants and conditions, including the condition that NorthStar Realty’s obligation to advance proceeds to us is dependent upon NorthStar Realty and its affiliates having at least $100 million of either unrestricted cash and cash equivalents or amounts available under committed lines of credit, after taking into account the amount we seeks to draw under the facility. As of September 30, 2014, we had no borrowings outstanding under the credit agreement.
Healthcare Strategic Joint Venture
In January 2014, we entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc. focused on expanding our healthcare business into a preeminent healthcare platform, or the Healthcare Strategic Partnership. In connection with the partnership, Mr. Flaherty oversees and seeks to grow both NorthStar Realty’s healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In connection with entering into the partnership, NorthStar Realty granted Mr. Flaherty certain RSUs. The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% above certain hurdles for new and existing healthcare real estate investments held by NorthStar Realty and NorthStar Healthcare. The partnership will also be entitled to any incentive fees earned from NorthStar Healthcare or any future healthcare non-traded REITs sponsored by us, NorthStar Realty or any affiliates. For the three and nine months ended September 30, 2014, we did not earn any incentive fees related to the Healthcare Strategic Partnership.
Recent Developments
Dividends
On October 30, 2014, we declared a dividend of $0.10 per share of common stock. The common stock dividend will be paid on November 14, 2014 to stockholders of record as of the close of business on November 10, 2014.

American Healthcare Investors LLC

On November 7, 2014, we entered into an agreement to acquire an approximate 47% ownership interest in the business of American Healthcare Investors LLC, or AHI, for upfront cash and stock consideration of $57.5 million, consisting of $37.5 million of cash and $20 million of our common stock, subject to certain lock-up and vesting restrictions. Refer to Part II, Item 5: “Other” for further discussion. There can be no assurance that we will complete the transaction described above on the terms contemplated or at all.

Non-GAAP Financial Measure
Management views CAD as a performance measure as it provides investors and management with a meaningful indicator of operating performance. Management also uses CAD, among other measures, to evaluate profitability. In addition, the incentive fees to which we are entitled pursuant to our management agreement with NorthStar Realty are determined using

NorthStar Realty’s CAD as a performance metric. We believe that CAD is useful because it adjusts net income (loss) for a variety of non-cash, one-time and certain non-recurring items.
We calculate CAD by subtracting from or adding to net income (loss): equity-based compensation, depreciation related items and straight-line rent, foreign currency gains (losses) and transaction and other costs. In future periods, such adjustments may include amortization of deferred financing costs, impairment on goodwill and other intangibles and other one-time events pursuant to changes in U.S. GAAP and certain other non-recurring items. These items, if applicable, include any adjustments for unconsolidated ventures. Management also believes that quarterly distributions are principally based on operating performance and our board of directors includes CAD as one of several metrics it reviews to determine quarterly distributions to stockholders.
CAD should not be considered as an alternative to net income (loss), determined in accordance with U.S. GAAP, as an indicator of operating performance. In addition, our methodology for calculating CAD may differ from the methodologies used by other comparable companies when calculating the same or similar supplemental financial measures and may not be comparable with these companies.
The following table presents a reconciliation of CAD to net income (loss) for the three months ended September 30, 2014 (dollars in thousands):

Net income (loss)	$18,744
Adjustments:
Equity-based compensation	16,541
Other(1)	747
CAD	$36,032
________________

(1)	Includes $0.4 million of depreciation and amortization and $0.3 million of foreign currency related adjustments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk is the risk that the financial results of our international real estate investments are materially impacted by fluctuations in foreign currency exchange rates. We may manage such risk through a combination of foreign currency derivative instruments and use non-U.S. denominated borrowings, where appropriate, associated with such investments.
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

Item 5. Other
American Healthcare Investors LLC

On November 5, 2014, NSAM and its subsidiary, Platform HealthCare Investor T-II, LLC, entered into a unit purchase agreement (the “Purchase Agreement”) with AHI and its affiliates, HC AHI Holding Company, LLC, AHI Newco, LLC, Jeffrey T. Hanson, Danny Prosky and Mathieu B. Streiff, to acquire an approximate 47% ownership interest in the business of AHI. AHI is a healthcare-focused real estate investment management firm with over 60 real estate professionals and is a co-owner of Griffin-American Healthcare REIT Sub-Advisor, LLC, which is the external sub-advisor to Griffin-American Healthcare REIT II, Inc. (“Griffin-American”) and Griffin-American Healthcare REIT II Holdings, LP (“Griffin-American Operating Partnership”).
Pursuant to the Purchase Agreement, NSAM will purchase its interest in AHI Ventures (as defined below) from the principals of AHI for cash and stock consideration of approximately $57.5 million, consisting of $37.5 million of cash and $20.0 million of NSAM common stock (which stock is subject to certain lock-up and vesting restrictions). The stock consideration will be calculated based on the ten day volume weighted average price of NSAM’s common stock for the ten trading day period ending on the closing of the second to last trading day prior to the closing date. In addition, during the five year period following the closing, NSAM may be required to issue up to $15 million (but not to exceed $3 million in any one year) in additional shares of NSAM common stock to the principals of AHI if AHI Ventures achieves certain performance criteria. The issuance of NSAM common stock in these transactions will be exempt from registration as these transactions will not involve a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act.  In addition, AHI and each of Messrs. Hanson, Prosky and Streiff represented that they are an accredited investor within the meaning of Rule 501 of Regulation D. Further, NSAM will contribute $2 million in shares of common stock to an equity incentive plan for the benefit of certain AHI Ventures employees.
Following the acquisition by NSAM, NSAM’s investment will be structured as a joint venture (“AHI Ventures”), with the principals of AHI (owning approximately 49%) and Mr. James F. Flaherty III, one of NSAM’s partners (owning approximately 5%). The transaction is anticipated to close shortly following the closing of NorthStar Realty’s merger with Griffin-American (the “merger”) pursuant to the agreement and plan of merger, dated as of August 5, 2014 (the “merger agreement”), by and among NorthStar Realty, NRF Healthcare Subsidiary, LLC (“Merger Sub”), NRF OP Healthcare Subsidiary, LLC (“Partnership Merger Sub”), Griffin-American and Griffin-American Operating Partnership. AHI Ventures will also issue a warrant to Mr. Flaherty that will permit him at any time during the five year period after the closing to invest up to an additional $5 million in AHI Ventures at a valuation 27% higher than the initial valuation. Mr. Flaherty will also be granted a 5% profits interest that would entitle him to receive 5% of capital proceeds of AHI Ventures after a return of capital to the initial investors (NSAM and the principals of AHI) and current cash flow distributions. At the closing of the transaction, the parties will enter into an amended and restated limited liability company agreement of AHI Ventures (the “LLC Agreement”) which will provide for the organizational, economic and governance arrangements of the joint venture and the rights and obligations of each of the joint venture members.
The members of AHI Ventures will also be entitled to receive certain promote fees based on the allocations set forth in the LLC Agreement. In addition, for every $1.0 billion of new equity capital raised through future AHI Ventures sponsored non-traded REITs, Mr. Flaherty will be entitled to receive an additional 150,000 shares of NSAM common stock (subject to customary adjustments), if and when at least 25% ($250 million) of such new equity capital raised has been invested by such AHI Ventures sponsored non-traded vehicle(s).
As part of this transaction, AHI Ventures will provide certain asset management, property management and/or other services to NSAM to assist NSAM in managing the existing healthcare assets (excluding any joint venture assets) of NorthStar Realty, inclusive of the assets of Griffin-American and the Griffin-American Operating Partnership portfolio following the closing of the merger.  AHI Ventures will also provide management services to NSAM to assist NSAM in managing the future healthcare assets (excluding joint venture assets) acquired by NorthStar Realty and, subject to certain conditions, other managed companies.  AHI Ventures will receive a base management fee of $600,000 per year plus 0.50% of the equity invested by NorthStar Realty in future assets (excluding the Griffin-American Operating Partnership portfolio) that AHI Ventures may manage. AHI Ventures would be entitled to additional base management fees should it manage assets on behalf of any other managed companies advised by NSAM. AHI Ventures also intends to directly or indirectly sponsor, co-sponsor, form, register, market, advise, manage and/or operate investment vehicles that are intended to invest primarily in healthcare real estate assets.
In addition, in connection with the closing, Messrs. Hanson, Prosky and Streiff, who are principals of AHI as well as directors and/or officers of Griffin-American, will each enter into employment agreements with AHI Ventures setting forth the terms and conditions of their employment by AHI Ventures. Each of Messrs. Hanson, Prosky and Streiff will also enter into non-competition and non-solicitation agreements with AHI Ventures containing restrictive covenants applicable to them under certain circumstances.
The completion of the acquisition of NSAM’s interest in AHI Ventures and the closing of the joint venture transaction is subject to a number of closing conditions, including the consummation of the merger, which is subject to a number of its own closing conditions, including (i) approval by the stockholders of NorthStar Realty and Griffin-American, (ii) the absence of any law, order or injunction prohibiting the merger, (iii) the accuracy of the representations and warranties (subject to customary materiality qualifiers) of each party to the merger agreement and the absence of any change, effect, development, circumstance or event from the date of the merger agreement until the effective time of the merger, that has had or is reasonably likely to have a material adverse effect on the other party, excluding in each case matters disclosed in any reports filed by NorthStar Realty or Griffin-American with the Securities and Exchange Commission prior to the date of the merger agreement or contained in the confidential disclosure letter delivered by NorthStar Realty or Griffin-American to the other party, (iv) the compliance of each party to the merger agreement with its covenants and agreements contained in the merger agreement (subject to customary materiality qualifiers) and (v) the receipt of customary legal opinions. We expect the merger and NSAM’s acquisition of an ownership interest in AHI Ventures to both close in December 2014. However, there is no assurance that the merger or NSAM’s acquisition of an ownership interest in AHI Ventures will close on the anticipated terms, or at all.
The foregoing description of the Purchase Agreement and the LLC Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Purchase Agreement and the LLC Agreement, filed as Exhibit 10.19 to this Form 10-Q and incorporated by reference herein.

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

10.18†
Form of Indemnification Agreement between NorthStar Asset Management Group Inc. and its directors and officers (incorporated by reference to Exhibit 10.20 to Amendment No. 3 to NorthStar Asset Management Group Inc.’s Registration Statement on Form 10 (File No. 001-36301))

10.19**
Unit Purchase Agreement, dated as of November 5, 2014, by and among American Healthcare Investors LLC, HC AHI Holding Company, LLC, AHI Newco, LLC, Platform HealthCare Investor T-II, LLC, NorthStar Asset Management Group Inc. and Jeffrey T. Hanson, Danny Prosky and Mathieu B. Streiff, and Form of Amended and Restated Limited Liability Company Agreement of AHI Newco, LLC

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

Exhibit No.	Description
101**
The following materials from the NorthStar Asset Management Group Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Combined Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013; (ii) Combined Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2014 and 2013; (iii) Combined Consolidated Statements of Equity for the nine months ended September 30, 2014 (unaudited) and year ended December 31, 2013; (iv) Combined Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2014 and 2013; and (v) Notes to Consolidated Financial Statements (unaudited)

†	Denotes a management contract or compensatory plan or arrangement.

**	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NORTHSTAR ASSET MANAGEMENT GROUP INC.

Date:	November 10, 2014	By:	/s/ DAVID T. HAMAMOTO
David T. Hamamoto
Chairman and Chief Executive Officer

		By:	/s/ DEBRA A. HESS
Debra A. Hess
Chief Financial Officer