Form 10-K
period 2014-12-31
NorthStar Asset Management Group Inc.
filed 2015-03-02
CIK 1597503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-36301
NORTHSTAR ASSET MANAGEMENT GROUP INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	46-4591526 (IRS Employer Identification No.)
399 Park Avenue, 18th Floor, New York, NY 10022
(Address of Principal Executive Offices, Including Zip Code)
(212) 547-2600
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of the market close on June 30, 2014, the registrant’s common stock was not held by any non-affiliates. As of February 26, 2015, the registrant had issued and outstanding 193,848,317 shares of common stock, $0.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s 2015 Annual Meeting of Stockholders to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2014 are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

NORTHSTAR ASSET MANAGEMENT GROUP INC.
FORM 10-K

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to the effects of the spin-off described in this Annual Report on Form 10-K, our ability to effectively grow our business, our financing needs, the effects of our current asset management strategy, our management’s track record, our ability to manage credit risk and the assets of our Managed Companies (as defined below), our ability to source additional investment opportunities for our Managed Companies and our ability to obtain new Managed Companies and additional assets to manage. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•
risks inherent in a recently spun-off company, including those related to operating as an independent public company, the capital resources required to protect against business risks, legal risks and risks associated with the tax and accounting treatment of a spin-off transaction;

•	our ability to realize the anticipated effective income tax rate following the spin-off;

•	adverse domestic or international economic conditions and the impact of the commercial real estate industry on our Managed Companies;

•	our ability to grow our business by raising capital for our existing Managed Companies and sponsoring new Managed Companies;

•	our ability to effectively implement the business plans of, and the performance of, our Managed Companies;

•	our ability to enter into, and grow our business through acquisitions, strategic investments and joint ventures;

•	our ability to realize the anticipated benefits of our strategic investments and joint ventures;

•	access to debt and equity capital and our liquidity;

•	our use of leverage;

•	changes in domestic or international laws or regulations governing various aspects of our business and our Managed Companies;

•	the impact of any conflicts of interest arising from our asset management activities;

•	our ability to manage our costs in line with our expectations and the impact on our cash available for distribution;

•	competition for qualified personnel and our ability to retain key personnel;

•	the competitive nature of the asset management industry;

•	the effectiveness of our portfolio management techniques and strategies;

•	our ability to expand and successfully manage our operations internationally;

•	our ability to maintain our exclusion from the definition of an “investment company” under the Investment Company Act of 1940, as amended;

•	our ability to maintain effective disclosure and internal controls;

•
our historical financial information included in this Annual Report on Form 10-K for periods prior to the six months ended December 31, 2014 not providing an accurate indication of our performance in the future or reflecting what our financial position, results of operations or cash flows would have been had we operated as an independent public company during the periods presented; and

•	the effect of regulatory or tax actions, litigation and contractual claims against us, our affiliates or our Managed Companies, including the potential settlement and litigation of such claims.
The foregoing list of factors is not exhaustive. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.
Factors that could have a material adverse effect on our operations and future prospects are set forth in “Risk Factors” in this Annual Report on Form 10-K beginning on page 13. The risk factors set forth in our filings with the Securities and Exchange Commission could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I
Item 1. Business
References to “we,” “us” or “our” refer to NorthStar Asset Management Group Inc. and its subsidiaries unless the context specifically requires otherwise.
Overview
We are a global asset management firm focused on strategically managing real estate and other investment platforms in the United States and internationally. We commenced operations on July 1, 2014 upon the spin-off by NorthStar Realty Finance Corp., or NorthStar Realty, of its asset management business into a separate publicly-traded company, NorthStar Asset Management Group Inc. (NYSE: NSAM), a Delaware corporation. The spin-off was in the form of a tax-free distribution to NorthStar Realty’s common stockholders, where each NorthStar Realty common stockholder received shares of our common stock on a one-for-one basis. At the same time, NorthStar Realty became externally managed by our affiliate through a management contract with an initial term of 20 years. NorthStar Realty continues to operate its commercial real estate debt origination business. Most of NorthStar Realty’s employees at the time of the spin-off became our employees.
Certain of our affiliates also manage NorthStar Realty’s previously sponsored non-traded real estate investment trusts, or REITs, as well as our new non-traded companies and any future sponsored company, referred to as our Sponsored Companies and together with NorthStar Realty, referred to as our Managed Companies.
We are organized to provide asset management and other services to our Managed Companies or any other companies we may sponsor in the future, both in the United States and internationally. Our Managed Companies have historically invested in the commercial real estate, or CRE, industry. We seek to expand the scope of our asset management business beyond real estate into new asset classes and geographies by organically creating and managing additional investment vehicles or through acquisitions, strategic partnerships and joint ventures.
We earn asset management, incentive and other fees, directly or indirectly, pursuant to management and other contracts and investments in asset managers. In addition, we own NorthStar Realty Securities, LLC, or NorthStar Securities, a captive broker-dealer platform registered with the Securities and Exchange Commission, or SEC, which raises capital in the retail market for our Sponsored Companies.
As of December 31, 2014, we had $22 billion of assets under management, adjusted for commitments to acquire certain investments by our Managed Companies. In addition, we invested $92 million in asset management businesses that manage $8.5 billion across a variety of asset classes.
Significant Developments
Proposed Spin-off of European Real Estate Business
On February 26, 2015, NorthStar Realty announced that its board of directors unanimously approved a plan to spin-off its European real estate business, or the NRF Proposed European Spin, into a newly-formed publicly traded REIT, NorthStar Realty Europe Corp., or NRE, expected to be listed on the New York Stock Exchange, or NYSE, and potentially in Europe. Currently, NorthStar Realty has acquired or committed to acquire $2 billion of European real estate (excluding European healthcare assets) comprised of 50 properties spanning across some of Europe’s top markets that will be contributed to NRE upon the completion of the NRF Proposed European Spin. We will manage NRE pursuant to a long-term management agreement, on substantially similar terms as our management agreement with NorthStar Realty. The NRF Proposed European Spin is expected to be completed in the second half of 2015.
American Healthcare Investors LLC
In December 2014, we acquired an approximate 44% interest, or AHI Interest, in American Healthcare Investors LLC, or AHI, for $58 million, consisting of $38 million in cash and $20 million of our common stock, subject to certain lock-up and vesting restrictions ($10 million of our common stock vested immediately). AHI is a healthcare-focused real estate investment management firm that co-sponsored and advised Griffin-American Healthcare REIT II, Inc., or Griffin-American, until it was recently acquired by NorthStar Realty and NorthStar Healthcare and currently advises Griffin-American Healthcare REIT III, Inc., or GAHR III, which has raised over $1.8 billion in capital. AHI is entitled to receive 75% of all asset management and other fees of GAHR III and future healthcare focused non-traded REITs jointly sponsored by AHI and Griffin Capital Corporation. Refer to “Related Party Arrangements” below for further discussion.
Island Hospitality Management
In January 2015, we acquired an approximate 45% interest, or Island Interest, in Island Hospitality Management Inc., or Island, for $33 million in cash and $5 million of our common stock, subject to certain lock-up and vesting restrictions. Island is a leading, independent select service hotel management company and manages approximately 140 hotel properties representing $3.7 billion, of which 101 hotel properties are owned by NorthStar Realty.
Refer to “Our Investments” below for further discussion of our investments.
Our Business
Our primary business objective is to provide asset management and other services by managing NorthStar Realty and our Sponsored Companies, both in the United States and internationally. We earn asset management, incentive and other fees pursuant to management and other contracts. Our growth will depend upon the ability of NorthStar Realty and our Sponsored Companies to grow by raising capital, which in turn is driven by their investment activities and overall performance. In addition, growth in our assets under management for our Sponsored Companies is impacted by the ability to raise capital in the retail market through our captive broker-dealer platform. Our Managed Companies have historically invested in the CRE industry and have demonstrated the ability to invest and create value through multiple real estate cycles and changing market conditions. We seek to further expand the scope of our asset management business beyond real estate organically by creating and managing additional investment vehicles. For instance, we confidentially submitted a registration statement with the SEC to co-manage a business development company, or BDC, with OZ Institutional Credit Management LP, or OZ Credit Management, an affiliate of Och-Ziff Capital Management Group, LLC, or Och-Ziff, that will invest in senior and subordinate loans to middle-market companies.
As we grow our business, as well as to expand into new asset classes and geographies, we seek to enter into strategic partnerships and joint ventures with third parties with expertise in commercial real estate or other sectors and markets to augment our business operations while at the same time benefiting from fee streams generated by such strategic partnerships and joint ventures.
Our management team, located in the United States and internationally, has a proven track record in managing and growing our Managed Companies. We believe our in-place, long-duration fees, substantial growth prospects and scalable operating platform position us as an industry leading asset manager. We have the ability to maintain a competitive advantage through a combination of our deep industry relationships and access to market leading credit underwriting and capital markets expertise which enables us to manage credit risk as well as to structure and finance the assets of our Managed Companies efficiently. Our ability to identify opportunities across a broad spectrum of potential investments for our Managed Companies will continue to create complementary and overlapping sources of investment opportunities based on a common reliance on market fundamentals and application of similar underwriting and asset management skills as we seek to maximize stockholder value.
Assets of our Managed Companies grew significantly over the past several years driven by our ability to raise capital for NorthStar Realty and our Sponsored Companies and in turn effectively deploy such capital. The following table presents the assets of our Managed Companies as of December 31, 2014, 2013 and 2012 (dollars in thousands):

	December 31, 2014 (1)(2)		December 31, 2013		December 31, 2012
	Amount	Percentage	Amount	Percentage	Amount	Percentage
NorthStar Realty	$17,871,175	82.30%	$8,660,375	81.50%	$6,547,116	88.46%
Sponsored Companies:
NorthStar Income	2,183,570	10.10%	1,831,104	17.20%	854,516	11.54%
NorthStar Healthcare	1,097,729	5.10%	115,839	1.10%	—	—
NorthStar Income II	533,063	2.50%	25,326	0.20%	—	—
Subtotal Sponsored Companies	3,814,362	17.70%	1,972,269	18.50%	854,516	11.54%
Total	$21,685,537	100.00%	$10,632,644	100.00%	$7,401,632	100.00%
__________________

(1)	Adjusted for acquisitions and commitments to purchase through February 26, 2015.

(2)	Based on investments reported by each Managed Company, except for NorthStar Realty which excludes NorthStar Healthcare’s proportionate interest in healthcare joint ventures.

To date, we also invested in the following businesses that have an aggregate of $8.5 billion assets under management:

•	AHI is a healthcare-focused real estate investment management firm;

•	Island is a leading, independent select service hotel management company; and

•	Distribution Finance Corporation, or Distribution Finance, is a crowd funding technology platform company.
In connection with these investments, we earn fees and may be entitled to certain incentive fees. In addition, AHI and Island provide certain asset management, property management and other services to us to assist in managing the current and future assets of our Managed Companies.
NorthStar Realty
NorthStar Realty is a diversified commercial real estate company with 82% of its total assets invested in real estate, of which 74% is invested in direct real estate investments including healthcare, hotel, manufactured housing communities, net lease, multifamily and multi-tenant office properties. In addition, NorthStar Realty originates, structures, acquires and manages senior and subordinate debt investments and invests in CRE securities. NorthStar Realty has grown its business by raising capital and deploying such capital effectively. In 2014, NorthStar Realty issued aggregate net capital of $2.6 billion, including $1.3 billion from the issuance of common equity (including the remaining shares issued under a forward sale agreement in February 2015 for net proceeds of $122 million), $1.1 billion as part of the consideration for the merger of Griffin-American and $242 million from the issuance of preferred equity. In 2013, NorthStar Realty issued aggregate net capital of $1.9 billion, including $1.4 billion from the issuance of common equity, $193 million from the issuance of preferred stock and $335 million from the issuance of exchangeable senior notes.
The management agreement with NorthStar Realty is for an initial term of 20 years and provides for a base management fee and incentive fee.
Base Management Fee
For the six months ended December 31, 2014, we earned $79 million related to the base management fee. The management contract with NorthStar Realty commenced on July 1, 2014, and as such, there were no management fees earned for the six months ended June 30, 2014. The base management fee from NorthStar Realty will increase subsequent to December 31, 2014, by an amount equal to 1.5% per annum of the sum of:

•	cumulative net proceeds of all future common equity and preferred equity issued by NorthStar Realty;

•	equity issued by NorthStar Realty in exchange or conversion of exchangeable senior notes based on the stock price at the date of issuance;

•
any other issuances by NorthStar Realty of common equity, preferred equity or other forms of equity, including but not limited to limited partnership interests in an operating partnership, or LTIP units (excluding equity-based compensation, but including issuances related to an acquisition, investment, joint venture or partnership); and

•
cumulative cash available for distribution, or CAD, of NorthStar Realty in excess of cumulative distributions paid on common stock, LTIP units or other equity awards beginning the first full calendar quarter after the spin-off.

Additionally, NorthStar Realty’s equity interest in RXR Realty LLC, or RXR Realty, and Aerium Group is structured so that we are entitled to the portion of distributable cash flow from each investment in excess of the $10 million minimum annual base amount.
Incentive Fee
For the six months ended December 31, 2014, we earned $3 million related to the incentive management fee. The incentive management fee is calculated and payable quarterly in arrears in cash, equal to:

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
In addition, we may also earn an incentive fee from NorthStar Realty’s healthcare investments in connection with our Healthcare Strategic Partnership (refer to Related Party Arrangements).

Weighted average shares represents the number of shares of NorthStar Realty’s common stock, LTIP units or other equity-based awards (with some exclusions), outstanding on a daily weighted average basis. With respect to the base management fee, all equity issuances are allocated on a daily weighted average basis during the fiscal quarter of issuance.
Additional NorthStar Realty Management Agreement Terms

•	20-year initial term, which will be automatically renewed for additional 20-year terms each anniversary thereafter unless earlier terminated for “cause.”

•
If NorthStar Realty were to spin-off any asset or business in the future, such as the recently announced NRF Proposed European Spin, such entity would be managed by us on terms substantially similar to those set forth in the management agreement between us and NorthStar Realty. The management agreement further provides that the aggregate base management fee in place immediately after any future spin-off will not be less than the aggregate base management fee in place at NorthStar Realty immediately prior to such spin-off.

Payment of Costs and Expenses and Expense Allocation
NorthStar Realty is responsible for all of its direct costs and expenses and will reimburse us for costs and expenses incurred by us on its behalf. In addition to NorthStar Realty’s costs and expenses, following the spin-off, NorthStar Realty is obligated to reimburse us for additional costs and expenses incurred by us for an amount not to exceed the following: (i) 20% of the combined total of: (a) NorthStar Realty’s general and administrative expenses as reported in its consolidated financial statements excluding: (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to us under the terms of the management agreement and (4) any allocation of expenses from NorthStar Realty, or NorthStar Realty G&A; and (b) our general and administrative expenses as reported in our combined consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any of our Managed Companies, less (ii) the NorthStar Realty G&A.
Sponsored Companies
We are raising capital for our Sponsored Companies through NorthStar Securities.

•	NorthStar Real Estate Income Trust, Inc., or NorthStar Income - Our first Sponsored Company, NorthStar Income, successfully completed its public offering on July 1, 2013.

•
NorthStar Healthcare Income, Inc., or NorthStar Healthcare - Our second Sponsored Company, NorthStar Healthcare, successfully completed its public offering on February 2, 2015 and began raising capital in a follow-on public offering at the end of February 2015.

•	NorthStar Realty Estate Income II, Inc., or NorthStar Income II - Our third Sponsored Company, NorthStar Income II, is currently raising capital.

•	NorthStar/RXR New York Metro Income, Inc., or NorthStar/RXR New York Metro - Our fourth Sponsored Company, NorthStar/RXR New York Metro, expects to begin raising capital in 2015.

•
NorthStar Corporate Income, Inc., or NorthStar Corporate - Our fifth Sponsored Company, NorthStar Corporate, confidentially submitted its registration statement on Form N-2 to the SEC in December 2014. NorthStar Corporate seeks to raise up to $1 billion in a public offering of common stock.  NorthStar Corporate is structured as a non-diversified, closed-end management investment company that intends to elect to be regulated as a BDC under the Investment Company Act of 1940, as amended, or the Investment Company Act.  NorthStar Corporate intends to engage OZ Credit Management, an affiliate of Och-Ziff Capital Management, an alternative asset manager, to serve as the sub-advisor to manage NorthStar Corporate’s investments and oversee operations. Any asset management and other fees incurred by NorthStar Corporate will be shared between us and OZ Credit Management as co-sponsors. NorthStar Corporate intends to invest in senior and subordinate loans to middle-market companies.

The following table presents a summary of the fee arrangements with our current Sponsored Companies:

	NorthStar	NorthStar	NorthStar	NorthStar/RXR
	Income	Healthcare	Income II	New York Metro(9)
Offering amount(1)	$1.1 billion	$1.8 billion(8)	$1.65 billion	$2.0 billion
Total raised through February 24, 2015 (2)	$1.2 billion	$1.1 billion	$385 million	(10)
Primary strategy	CRE Debt	Healthcare Equity and Debt	CRE Debt	New York City CRE Equity and Debt
Primary offering period	Completed July 2013	Ends February 2017(8)	Ends May 2015(11)	Ends February 2017(11)
Asset Management and Other Fees:
Asset management fees(3)	1.25% of assets	1.00% of assets	1.25% of assets	1.25% of assets
Acquisition fees(4)	1.00% of investment	2.25% for real estate properties 1.00% of other investments	1.00% of investment	2.25% for real estate properties 1.00% of other investments
Disposition fees(5)	1.00% of sales price	2.00% for real estate properties 1.00% of sales price for debt investments	1.00% of sales price	2.00% for real estate properties 1.00% of sales price for debt investments
Incentive payments(6)	15.00% of net cash flows after an 8.00% return	15.00% of net cash flows after a 6.75% return(7)	15.00% of net cash flows after a 7.00% return	15.00% of net cash flows after a 6.00% return
__________________

(1)	Represents amount of shares registered to offer pursuant to each Sponsored Company’s public offering and includes the follow-on public offering of up to $700 million for NorthStar Healthcare.

(2)	Includes capital raised through the dividend reinvestment plan.

(3)
Assets represent principal amount funded or allocated for debt investments originated or acquired and the cost of all other investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or our proportionate share thereof in the case of an investment made in a joint venture).

(4)
Calculated based on the amount funded or allocated by our Sponsored Companies to originate or acquire investments, including acquisition expenses and any financing attributable to such investments (or the proportionate share thereof in the case of an equity investment made through a joint venture).

(5)	Calculated based on contractual sales price of each investment sold.

(6)
We are entitled to receive distributions equal to 15% of net cash flow of the respective Sponsored Company, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus the respective cumulative, non-compounded annual pre-tax return (as noted in the table above) on such invested capital.

(7)	The Healthcare Strategic Partnership (refer to Related Party Arrangements) is entitled to the incentive fees earned from managing NorthStar Healthcare, of which we earn our proportionate interest.

(8)
NorthStar Healthcare successfully completed its public offering on February 2, 2015 by raising $1.1 billion in capital. We began raising capital for NorthStar Healthcare’s follow-on public offering at the end of February 2015.

(9)	Any asset management and other fees incurred by NorthStar/RXR New York Metro will be shared between us and RXR Realty as co-sponsors.

(10)	We expect to begin raising capital for NorthStar/RXR New York Metro in 2015.

(11)	Offering period subject to extension as determined by the board of directors of each company.

Pursuant to each of the advisory agreements with our current Sponsored Companies, we may determine, in our sole discretion, to defer or waive, in whole or in part, certain asset management and other fees incurred. In considering whether to defer or waive any such fees, we evaluate the specific facts and circumstances surrounding the incurrence of a particular fee and make our decision on a case by case basis.

The following table presents a summary of our current Sponsored Companies and their capital raising activity for the years ended December 31, 2014, 2013 and 2012 and from inception through February 24, 2015:

				Capital Raised (in thousands)(1)
				Years Ended December 31,			From inception through
	Primary Strategy	Offering Amount	Offering Period	2014	2013	2012	February 24, 2015
NorthStar Income	CRE Debt	$1.1 billion	Completed July 2013	$42,661	$545,423	$443,353	$1,196,382
NorthStar Healthcare	Healthcare Equity and Debt	$1.8 billion(2)	Ends February 2017(2)	867,245	109,243	—	1,101,586
NorthStar Income II	CRE Debt	$1.65 billion	Ends May 2015(3)	280,296	27,853	—	384,808
NorthStar/RXR New York Metro	New York City CRE Equity and Debt	$2.0 billion	Ends February 2017(3)	—	—	—	—
NorthStar Corporate	Senior and subordinate loans to middle-market companies	$1.0 billion	(4)	—	—	—	—
__________________

(1)	Includes capital raised through the dividend reinvestment plan.

(2)
NorthStar Healthcare successfully completed its public offering on February 2, 2015 by raising $1.1 billion in capital. We began raising capital for NorthStar Healthcare’s follow-on public offering at the end of February 2015.

(3)	Offering period subject to extension as determined by the board of directors of each company.

(4)	Offering period will commence upon its registration statement being declared effective by the SEC.
Distribution Support
NorthStar Realty committed to invest up to $10 million in each of our Sponsored Companies that are in their offering stage. In addition, consistent with its past practices, NorthStar Realty will commit up to $10 million for distribution support in any future non-traded sponsored company that we sponsor, up to a total of five new companies per year.
The distribution support agreement related to NorthStar/RXR New York Metro is an obligation of both NorthStar Realty and RXR Realty, where each agreed to purchase up to an aggregate of $10 million in Class A common stock during the two-year period following commencement of the offering, with NorthStar Realty and RXR Realty agreeing to purchase 75% and 25% of any shares purchased, respectively.
Payment of Costs and Expenses and Expense Allocation
In addition, we are entitled to certain expense allocations for costs paid on behalf of our Sponsored Companies. The following table presents a summary of the expense arrangements with our current Sponsored Companies:

	NorthStar Income	NorthStar Healthcare	NorthStar Income II	NorthStar/RXR New York Metro
Organization and offering costs (1)	$11.0 million (2)	$22.5 million, or 1.5% of the proceeds expected to be raised from the offering (4)	$24.8 million, or 1.5% of the proceeds expected to be raised from the offering	$30.0 million, or 1.5% of the proceeds expected to be raised from the offering
Operating costs (3)	Greater of 2.0% of its average invested assets or 25.0% of its net income	Greater of 2.0% of its average invested assets or 25.0% of its net income	Greater of 2.0% of its average invested assets or 25.0% of its net income	Greater of 2.0% of its average invested assets or 25.0% of its net income
 __________________

(1)
Represents reimbursement for organization and offering costs paid on behalf of our Sponsored Companies in connection with their respective offerings. We are facilitating the payment of organization and offering costs on behalf of our Sponsored Companies.

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

(4)	Excludes shares being offered pursuant to the dividend reinvestment plan.
Financing Strategy
Our organizational documents do not limit our capacity to use leverage or the amount we may use. Our financing objective is to manage our capital structure effectively in order to provide sufficient capital to execute our business strategies and in turn create value for stockholders. We may seek to access a wide range of secured and unsecured debt and public and private equity capital sources to fund our investment activities and asset growth. We may borrow on a credit facility and from time to time use derivative instruments primarily to manage interest rate risk. We do not intend to use derivatives to speculate.

Portfolio Management
Credit risk management is our ability to manage our investments and investments of our Managed Companies in a manner that preserves capital and income and minimizes losses that would decrease income. Upon commencement of operations, we perform portfolio management on behalf of our Managed Companies. We maintain a comprehensive portfolio management process generally includes day-to-day oversight by the portfolio management and servicing team, regular management meetings and an exhaustive quarterly credit review process. These processes are designed to enable management to evaluate and proactively identify asset-specific credit issues and trends on a portfolio-wide basis. Nevertheless, we cannot be certain that such review will identify all issues within the portfolios of our Managed Companies due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses at our Managed Companies may also stem from investments that are not identified during these credit reviews. We use many methods to actively manage the assets of our Managed Companies such as frequent re-underwriting and dialogue with borrowers/tenants/operators/partners and regular inspections of our Managed Companies’ collateral, modification to debt terms, taking title to collateral or selling assets when we can obtain a price that is attractive relative to its risk. In addition, we seek to utilize services of certain strategic partnerships and joint ventures with third parties with expertise in commercial real estate or other sectors and markets to assist our portfolio management of our Managed Companies.
Regulation
We and our Managed Companies, as applicable, are subject, in certain circumstances, to supervision and regulation by state, federal and international governmental authorities and are subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things:

•	regulate our public disclosures, reporting obligations and capital raising activity;

•	regulate the investment advisory, management and related services we or our affiliates may provide;

•	regulate our broker-dealer;

•	regulate our conduct as an investment advisor;

•	require compliance with applicable REIT rules for our Managed Companies;

•	establish loan servicing standards;

•	regulate credit granting activities;

•	require disclosures to clients;

•	set collection, taking title to collateral, repossession and claims-handling procedures and other trade practices;

•	regulate land use and zoning;

•	regulate the foreign ownership or management of real property or mortgages;

•	regulate the ability of foreign persons or corporations to remove profits earned from activities within the country to the person’s or corporation’s country of origin;

•	regulate tax treatment and accounting standards; and

•	regulate use of derivative instruments and our ability to hedge our risks related to fluctuations in interest rates and exchange rates.
We and our subsidiaries are subject to substantial regulation, including by the SEC, the Jersey Financial Services Commission, or JFSC, the NYSE, the Financial Industry Regulatory Authority, or FINRA, and other federal, state and local or international governmental bodies and agencies.
Certain of our affiliates are registered with the SEC as investment advisers under the Investment Advisers Act. In addition, certain of our subsidiaries are registered as fund services businesses with the JFSC. Such registration results in certain aspects of our asset management business being supervised by the SEC and the JFSC and requires our compliance with numerous obligations, including record-keeping requirements, operational procedures and disclosure obligations.
We believe that we are not, and intend to conduct our operations so as not to become, regulated as an investment company under the Investment Company Act. We have relied, and intend to continue to rely, on current interpretations of the staff of the SEC in an effort to continue to qualify for an exemption from registration under the Investment Company Act. For more information on the exemptions that we use refer to “Risk Factors - Risks Related to Regulatory Matters.”
In April 2010, NorthStar Securities became registered as a broker-dealer with the SEC and a member of FINRA. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, or SROs, principally FINRA, that adopt and amend rules, subject to approval by the SEC, which govern their members and conduct periodic examinations of member firms’ operations. The SEC, SROs and state securities commissions may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Such administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures and can have an adverse impact on the reputation of a broker-dealer.
As a registered broker-dealer, NorthStar Securities is required by federal law to belong to the Securities Investor Protection Corporation, or SIPC. When the SIPC fund falls below a certain amount, members are required to pay annual assessments to replenish the reserves. Our broker-dealer subsidiary will be required to pay 0.25% of net operating revenues as a special assessment. Through December 31, 2014, NorthStar Securities have incurred an immaterial amount of special assessment charges. The SIPC fund provides protection for securities held in customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances, although NorthStar Securities does not hold any customer accounts.
In addition, as a registered broker-dealer and member of FINRA, NorthStar Securities is subject to the SEC’s Uniform Net Capital Rule, Exchange Act Rule 15c3-1, which is designed to measure the general financial integrity and liquidity of a broker-dealer and requires the maintenance of minimum net capital. Net capital is defined as the net worth of a broker-dealer subject to certain adjustments, including various adjustments to exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer’s position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer’s net capital. Given the scope of our broker-dealer’s operations, we believe the net capital requirement is immaterial.
There has also been increased regulatory scrutiny from the SEC, FINRA and state regulators regarding non-traded REITs. Amendments to FINRA rules regarding customer account statements have been approved by the SEC and will be effective on April 11, 2016, which may significantly affect the manner in which non-traded REITs, such as our Sponsored Companies, raise capital. Furthermore, as a result of this increased scrutiny, FINRA may impose additional restrictions on sales practices in the independent broker-dealer channel for non-traded REITs.
We are also subject to regulation with respect to certain of our loan servicing activities, such as Regulation AB, which requires certain disclosures regarding our servicing activities and compliance with servicing criteria and also requires that we deliver compliance statements.
We are also responsible for managing the regulatory aspects of our Managed Companies, including compliance with applicable REIT rules. Our current Managed Companies have each elected or expect to elect and are qualified and/or expect to qualify or continue to qualify to be taxed as REITs under Section 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. As REITs, such companies must currently distribute, at a minimum, an amount equal to 90% of their taxable income. In addition, such companies must distribute 100% of taxable income to avoid paying corporate federal income taxes. REITs are also subject to a number of organizational and operational requirements in order to elect and maintain REIT status. These requirements include specific share ownership tests and assets and gross income composition tests. If our current Managed Companies fail to continue to qualify as REITs in any taxable year, they will be subject to federal income tax (including any applicable alternative minimum tax) on their taxable income at regular corporate tax rates. Even if such companies qualify for taxation as REITs, they may be subject to state and local income taxes and to federal income tax and excise tax on their undistributed income. In addition, our Managed Companies may acquire healthcare and hotel properties owned through structures permitted by the REIT Investment Diversification and Empowerment Act of 2007, or RIDEA, where they participate directly in the operational cash flow of a property.
In addition, one of our Managed Companies will be a BDC and intends to qualify as a regulated investment company, or RIC, under Regulation M of the Internal Revenue Code and we will be responsible for managing compliance with the applicable BDC and RIC rules.
Certain of our Managed Companies own and manage healthcare properties. As a result, such Managed Companies or the tenants/operators of such properties, as the case may be, are subject to numerous international, federal, state and local healthcare laws and regulations that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from legislation, adoption of rules and regulations and administrative and judicial interpretations of existing laws.
Real estate properties owned by our Managed Companies and the operations of such properties are subject to various international, federal, state and local laws and regulations concerning the protection of the environment, including air and water quality, hazardous or toxic substances and health and safety. In addition, such properties are required to comply with the Americans with Disabilities Act of 1990, or ADA, the Fair Housing Act, applicable fire and safety regulations, building codes and other land use regulations.
Our Managed Companies are also subject to regulation governing mortgage lending. Although most states do not regulate commercial real estate finance, certain states impose limitations on interest rates and other charges and on certain collection practices and creditor remedies and require licensing of lenders and financiers and adequate disclosure of certain contract terms. Our Managed Companies are also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to commercial real estate loans.
In the judgment of management, while we do incur significant expense complying with the various regulations to which we are subject, existing statutes and regulations have not had a material adverse effect on our business. However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition, results of operations or prospects.
For additional information regarding regulations applicable to us, refer to Item 1A. “Risk Factors.”
Competition
The asset management industry is highly competitive. We compete on a regional, industry and niche basis based on a number of factors, including ability to raise capital, investment opportunities and performance, transaction execution skills, access to and retention of qualified personnel, reputation, range of products, innovation and fees for our services. Our current Managed Companies compete with many third parties engaged in real estate investment activities including publicly-traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private equity funds and other investors. Some of these competitors, including other REITs and private real estate companies and funds, have substantially greater financial resources than our current Managed Companies. Such competitors may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies, as well as more experience operating internationally. Future competition from new market entrants may limit the number of suitable investment opportunities offered to our Managed Companies. It may also result in higher prices, lower yields and a narrower spread over the borrowing cost for our Managed Companies, making it more difficult for our Managed Companies to originate or acquire new investments on attractive terms. Certain competitors may also be subject to different regulatory regimes or rules that may provide them more flexibility or better access to pursue potential investments and raise capital for their managed companies. In addition, certain competitors may have higher risk tolerance, different risk assessment or a lower return threshold, which could allow them to consider a broader range of investments and to bid more aggressively for investment opportunities that we may want to pursue.
Employees
As of December 31, 2014, we had 202 employees, domestically and internationally. We believe that one of our major strengths is the quality and dedication of our people. Most of NorthStar Realty’s employees at the time of the spin-off became our employees except for executive officers, employees engaged in NorthStar Realty’s loan origination business at the time of the spin-off and certain other employees that became co-employees of both us and NorthStar Realty.
Corporate Governance and Internet Address
We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. Our board of directors consists of a majority of independent directors; the audit, nominating and corporate governance and compensation committees of our board of directors are composed exclusively of independent directors. We have adopted corporate governance guidelines and a code of business conduct and ethics, which delineate our standards for our officers, directors and employees.
Our internet address is www.nsamgroup.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K. We make available, free of charge through a link on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, if any, as filed or furnished with the SEC, as soon as reasonably practicable after such filing or furnishing. We also post corporate presentations on our website from time-to-time. Our website further contains our code of business conduct and ethics, code of ethics for senior financial officers, corporate governance guidelines and the charters of our audit committee, nominating and corporate governance committee and compensation committee of our board of directors. Within the time period required by the rules of the SEC and the NYSE, we will post on our website any amendment to our code of business conduct and ethics and our code of ethics for senior financial officers as defined in the code.

Item 1A. Risk Factors
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, that we currently deem immaterial or that generally apply to all businesses also may adversely impact our business. If any of the following risks occur, our business, financial condition, operating results, cash flow and liquidity could be materially adversely affected.

Risks Related to Our Business
The asset management business is highly competitive.
The asset management business is highly competitive, driven by a variety of factors including asset performance, the quality of service provided to our Managed Companies, brand recognition and business reputation. A number of factors serve to increase our competitive risks:

•	other asset managers may have greater financial, technical, marketing and other resources and more personnel than we do;

•	other asset managers may offer more products and services than we do or be more adept at developing, marketing and managing new products and services than we are;

•	our Managed Companies may not perform as well as the clients of other asset managers;

•
several other asset managers and their clients have significant amounts of capital and many of them have similar management objectives to ours, which may create additional competition for management and acquisition opportunities;

•
some of these other asset managers’ clients may also have a lower cost of capital and access to funding sources that are not available to our Managed Companies, which may create competitive disadvantages for us with respect to funding opportunities;

•
some of these other asset managers’ clients may have higher risk tolerance, different risk assessment or a lower return threshold, which could allow them to facilitate the consideration, acquisition and management by their clients of a wider variety of assets and investments and to advise their clients to bid more aggressively for investment opportunities than we would advise our Managed Companies to bid;

•
there are relatively few barriers to entry impeding new asset management firms and the successful efforts of new entrants into the asset management business is expected to continue to result in increased competition;

•	some other asset managers may have better expertise or be regarded by potential clients as having better expertise with regard to specific assets;

•	other asset managers may have more scalable platforms and may operate more efficiently than us;

•	other asset managers may have better brand recognition than us and there is no assurance that we will maintain a positive brand in the future; and

•	other industry participants may from time to time recruit members of our management team and other employees away from us.
In order to compete effectively, we may seek to enter into lines of business outside of commercial real estate and in which we have limited experience. For instance, NorthStar Corporate, which is our first sponsored BDC, is in the process of registration with the SEC.

We may lose opportunities in the future if we do not match fees, structures and terms offered by competitors. Alternatively, we may experience a decreased rate of return and increased risk of loss if we match fees, structures and terms offered by competitors. Moreover, if we are forced to compete with other asset managers on the basis of price, we may not be able to maintain our current fees. Fees in our industry may decline, without regard to the historical performance of an asset manager.  Fee reductions on existing or future funds, without corresponding decreases in our cost structure, would adversely affect our revenues and profitability.
Our inability to effectively compete in these and other areas may have an adverse effect on our business, results of operations and financial condition.
The commercial real estate industry has been and may continue to be adversely affected by economic conditions in the U.S. and global financial markets generally.
Our business and operations are currently dependent on the commercial real estate industry generally, which in turn is dependent upon broad economic conditions in the United States, Europe and elsewhere. Despite improvements in the U.S. economy, significant challenges still remain due to the uncertainty surrounding a low inflation rate in the United States, a stronger U.S. dollar, slow global growth and international market volatility. Global economic and political headwinds, along with global market instability and the risk of maturing commercial real estate debt that may have difficulties being refinanced, may continue to cause periodic volatility in the commercial real estate market for some time. Adverse conditions in the commercial real estate industry could harm our business and financial condition by, among other factors, limiting our and our Managed Companies’ access to debt and equity capital and otherwise negatively impacting our operations.
We conduct business internationally, which may subject us to numerous political, economic, market, reputational, operational, legal and other risks that could adversely impact our business and results of operations.
We conduct business internationally and continue to grow our international operations. In addition, our Managed Companies have international investments. Most of our expertise to date is in the United States and neither we nor our Managed Companies have extensive expertise in international markets. Our international operations may be affected by factors peculiar to the laws of the jurisdiction in which our and our Managed Companies business is located and these laws may expose us and our Managed Companies to risks that are different from and/or in addition to those commonly found in the United States. We may not be as familiar with the potential risks to our and our Managed Companies business outside of the United States and we may incur losses as a result. These risks include:

•
governmental laws, rules and policies, including laws relating to the foreign ownership of real property or mortgages and laws relating to the ability of foreign persons or corporations to remove profits earned from activities within the country to the person's or corporation's country of origin;

•	translation and transaction risks related to fluctuations in foreign currency exchange rates;

•	adverse market conditions caused by inflation or other changes in national or local political and economic conditions;

•	challenges of complying with a wide variety of foreign laws, including corporate governance, operations, taxes and litigation;

•	changes in relative interest rates;

•
the potential for significant U.S. tax liability upon repatriation of profits earned in foreign jurisdictions, which could result in us keeping such earnings in foreign jurisdictions, thereby limiting our liquidity;

•	changes in the availability, cost and terms of borrowings resulting from varying national economic policies;

•
changes in real estate and other tax rates, the tax treatment of transaction structures and other changes in operating expenses in a particular country where our Managed Companies may have investments;

•	lack of uniform accounting standards (including availability of information in accordance with accounting principles generally accepted in the United States, or U.S. GAAP);

•	changes in the social stability or other political, economic or diplomatic developments in or affecting a country where we or our Managed Companies do business;

•	changes in applicable laws and regulations in the United States that affect foreign operations; and

•	legal and logistical barriers to enforcing our contractual rights in other countries.
As a result, our operating infrastructure and expertise may not adequately support our or our Managed Companies international activities.
We currently have operations in five countries and substantially all of our revenue in 2014 following the spin-off was derived from our operations outside the United States. Fluctuations in foreign currencies, exchange controls and other restrictions on the repatriation of funds, may significantly affect our operating performance, liquidity and the value of any cash held outside the United States. in local currency. In particular, repatriation of earnings generated by our foreign subsidiaries to the United States may be inefficient from a tax perspective.
In addition, changes in policies or laws of U.S. or foreign governments resulting in, among other things, higher taxation, currency conversion limitations, restrictions on fund transfers, capital raising or the expropriation of private enterprises, could reduce the anticipated benefits of our international expansion. Any actions by countries in which we conduct business to reverse policies that encourage investment could adversely affect our business. If we fail to realize the anticipated growth of our future international operations, our business and operating results could suffer.
We are predominantly dependent on NorthStar Realty and the Sponsored Companies as our only Managed Companies, the loss of which, or their inability to pay for our services, could substantially reduce our revenue.
Our Managed Companies are the only companies for which we currently provide services for a fee. As of the date of this Annual Report, we provide services to NorthStar Realty and our four operating Sponsored Companies. One additional Sponsored Company confidentially submitted a registration statement with the SEC that has not yet been declared effective. The loss or failure of these Managed Companies, their failure to pay us or termination of their management agreements would adversely affect our revenue, results of operations and financial condition. Therefore, our business is subject to the risks of the businesses of our Managed Companies. Refer to “Risks Related to the Businesses of Our Managed Companies.” For example, if NorthStar Realty were to breach or were unable to satisfy its material obligations under our management agreement, including a failure to pay asset management, incentive and other fees under the management agreement, or if NorthStar Realty were to terminate the management agreement for cause, we could suffer significant losses. Such a failure could also lead to a decline or other adverse effects to our operating results and could harm our ability to execute our business plan.
Because the management agreements with our Sponsored Companies are subject to limitation or cancellation, any such termination could have a material adverse effect on our business, results of operations and financial condition.
The agreements under which we provide management and other services to our current Sponsored Companies, or any other non-traded company we may sponsor in the future, are renewable upon mutual consent of the parties for an unlimited number of successive one-year periods. These agreements may generally be terminated by each current Sponsored Company immediately for cause, or upon 60 days’ written notice, without cause or for good reason, and expire on an annual basis, unless otherwise renewed. We anticipate that our Sponsored Companies will pursue a liquidity transaction in the future and, if successful, any such liquidity transaction could result in termination or expiration of these agreements. There can be no assurance that these agreements will not expire or be terminated. Any such termination or expiration could have a material adverse effect on our business, results of operations, financial condition and prospects.
Our ability to raise capital and attract investors at our current, and any future, Managed Company is critical to their success and consequently our ability to grow our asset management business.
Our asset management, incentive and other fees are significantly driven by our ability to raise capital for our current and any future Managed Company. These risks are dependent on various factors beyond our control, including monetary and fiscal policies, domestic and international economic conditions, political considerations, regulatory issues and capital markets. The effect of such risks on our asset management, incentive and other fee agreements may vary based on the management agreement with the respective Managed Company. Refer to “Business” for further information regarding the management agreements with our current Managed Companies.
For instance, the management agreement that we entered into with NorthStar Realty consists of a base management fee that increases as equity is raised and an incentive fee based on the performance of NorthStar Realty using CAD as a performance metric. The base management fee currently represents the majority of the fee. The ability of NorthStar Realty to grow is dependent on access to the capital markets to raise equity and/or debt. To the extent that general capital markets activity slows down or comes to a halt (as was the case during the recession that began in 2008), NorthStar Realty may have difficulty growing. This risk is based on micro- and macro-economic market factors including but not limited to disruptions in the debt and equity capital markets, resulting in the lack of access to capital or prohibitively high costs of obtaining or replacing capital. Despite recent improvements, the markets could suffer another severe downturn and another liquidity crisis could emerge.
Our platform may not be as scalable as we anticipate and we could face difficulties growing our business without significant new investment in personnel and infrastructure.
While we believe our platform for operating our business is highly scalable and can support significant growth without substantial new investment in personnel and infrastructure on a relative basis, we may be wrong in that assessment. Our business and assets under management have grown substantially over the past year, which has placed additional demands on management and other personnel, as well as our support infrastructure. For instance, on July 1, 2014, our first day operating separately from NorthStar Realty, our assets under management were $16.7 billion. As of December 31, 2014, our assets under management were $21.7 billion. If our business continues to grow substantially, we will need to make significant new investment in personnel and infrastructure to support that growth. We may be unable to make significant investments on a timely basis or at reasonable costs, and our failure in this regard could disrupt our business and operations.
We may not realize the anticipated benefits of our strategic partnerships and joint ventures.
We have and may continue to enter into strategic partnerships and joint ventures to support the significant growth of our business. We may also make investments in partnerships or other co-ownership arrangements or participations with third parties. For instance, during 2014 and 2015, we entered into strategic partnerships and/or joint ventures with Mr. Flaherty, AHI and Island. We also may co-sponsor certain Managed Companies with third parties, such as NorthStar/RXR New York Metro and NorthStar Corporate. In connection with these investments, these partners provide, among other things, property management, investment advisory and other services to certain of our Managed Companies.
We may not realize any of the anticipated benefits of our strategic partnerships and joint ventures. Such investments and any future strategic partnerships and/or joint ventures subject us and our Managed Companies to risks and uncertainties not otherwise present with other methods of investment, including, for instance, the following risks:

•	our joint venture partner in an investment could become insolvent or bankrupt;

•	fraud or other misconduct by our joint venture partners;

•
we may share decision-making authority with our joint venture partner regarding certain major decisions affecting the ownership of the joint venture, which may prevent us from taking actions that are opposed by our joint venture partner;

•	such joint venture partner may at any time have economic or business interests or goals that are or that become in conflict with our business interests or goals;

•	such joint venture partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; and

•	the terms of our joint ventures could restrict our ability to sell or transfer our interest to a third party when we desire on advantageous terms, which could result in reduced liquidity.
In addition, to the extent our joint venture investment represents a minority interest in the joint venture, the controlling partner(s) may be able to take actions which are not in our or our Managed Companies’ best interests because of our lack of full control.  Furthermore, to the extent that our joint venture partner provides services to our Managed Companies, certain conflicts of interest will exist.
Any of the above might subject us to liabilities and thus reduce our returns on our investment with that joint venture partner. In addition, disagreements or disputes between us and our joint venture partner could result in litigation, which could increase our expenses and potentially limit the time and effort our officers and directors are able to devote to our business.
We may determine to grow our business through the acquisition of asset management contracts or companies, which entails substantial risk.
We may determine to grow our business through the acquisition of asset management contracts or companies. Such acquisitions entail substantial risk. During our due diligence of such acquisitions, we may not uncover all relevant liabilities and we may have limited, if any, recourse against the sellers. We may overpay to acquire asset management contracts or companies and these transactions may not be accretive or we could suffer significant losses. We also may not successfully integrate the asset management contracts or companies that we acquire into our business and operations, which could have a material adverse effect on our results of operation and financial condition. Additionally, to the extent such acquisitions result in us entering new lines of business, we may become subject to new laws and regulations with which we are not familiar, or from which we are currently exempt, potentially leading to increased litigation and regulatory risk.
The development of new products and services may expose NSAM to additional costs or operational risk.
NSAM’s financial performance depends, in part, on its ability to develop, market and manage new products and services. For instance, our Sponsored Company, NorthStar Corporate, which is our first sponsored BDC, is in the process of registration with the SEC. The development and introduction of new products and services may require significant time and resources, as well as ongoing support and investment. Substantial risk and uncertainties are associated with the introduction of new products and services, including the implementation of new and appropriate operational controls and procedures, shifting client and market preferences, the introduction of competing products or services and compliance with regulatory requirements. Failure to successfully manage these risks may cause NSAM’s revenues and costs to fluctuate and could have an adverse effect on its business and reputation.
Our ability to operate our business successfully would be harmed if key personnel terminate their employment with us.
Our future success depends, to a significant extent, upon the continued services of our key personnel, including our executive officers, which include our Chairman and Chief Executive Officer, David T. Hamamoto, our President, Albert Tylis, and Daniel R. Gilbert, the Chief Investment and Operating Officer of NorthStar Asset Management Group, Ltd, our wholly-owned subsidiary, in particular. For instance, the extent and nature of the experience of our executive officers and the nature of the relationships they have developed with real estate professionals and financial institutions are critical to the success of our business. We cannot assure stockholders of their continued employment with us. The loss of services of certain of our executive officers could harm our business and our prospects.
Our board of directors has adopted, and will likely in the future adopt, certain incentive plans to create incentives that will allow us to retain and attract the services of key employees. These incentive plans may be tied to the performance of our common stock and a decline in our stock price may result in us being unable to motivate and retain our management and these other employees. Our inability to motivate and retain these individuals could also harm our business and our prospects. Additionally, competition for experienced real estate professionals could require us to pay higher wages and provide additional benefits to attract qualified employees, which could result in higher compensation expenses to us.
If our portfolio management techniques and strategies are not effective, we may be exposed to material unanticipated losses.
We continue to refine our portfolio management techniques, strategies and assessment methods. However, our portfolio management techniques and strategies may not fully mitigate the risk exposure of our operations in all economic or market environments, or against all types of risk, including risks that we might fail to identify or anticipate. Any failures in our portfolio management techniques and strategies to accurately quantify such risk exposure could limit our ability to manage risks in our operations and could result in losses.
We are highly dependent on information systems and systems failures could significantly disrupt our business.
As an asset manager our business is highly dependent on information technology systems, including systems provided by third parties for which we have no control. Various measures have been implemented to manage our risks related to the information technology systems, but any failure or interruption of our systems could cause delays or other problems in our activities, which could have a material adverse effect on our financial performance. Potential sources for disruption, damage or failure of our information technology systems include, without limitation, computer viruses, security breaches, human error, cyber attacks, natural disasters and defects in design.
Failure to implement effective information and cyber security policies, procedures and capabilities could disrupt our business and harm our results of operations.
We are dependent on the effectiveness of our information and cyber security policies, procedures and capabilities to protect our computer and telecommunications systems and the data that resides on or is transmitted through them. An externally caused information security incident, such as a hacker attack, virus or worm, or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential information and could result in material financial loss, loss of competitive position, regulatory actions, breach of contracts, reputational harm or legal liability.
Significant legal proceedings may adversely affect our results of operations or financial condition.
We may in the future be involved in litigation matters arising in the ordinary course of business and may potentially be involved in other legal proceedings, including securities class actions and regulatory and governmental investigations. We are unable to predict with certainty the eventual outcome of any litigation we may be involved in. Developments adverse to us in legal proceedings to which we may be subject in the future could have a material adverse effect on our financial condition, results of operations or our reputation.
Misconduct by third-party selling broker-dealers or our broker-dealer sales force could have a material adverse effect on our business.
We rely on selling broker-dealers and our broker-dealer sales force to properly offer equity in our current and future Sponsored Companies to investors in compliance with our selling agreements and with applicable regulatory requirements. While these persons are responsible for their activities as registered broker-dealers, their actions may nonetheless result in complaints or legal or regulatory action against us. These actions could also directly or indirectly harm the industry generally or our reputation specifically, which could have a material adverse effect on our business. In addition, we may have indemnification obligations under certain selling agreements and dealer agreements for misconduct by such broker-dealers.
We act as special servicer with respect to certain securitization transactions and we may make decisions that subject us to loss and expose us to liability from third parties.
We act as special servicer with respect to certain securitization transactions. When acting in that capacity, we are responsible for servicing the subject assets in accordance with applicable industry standards, laws, regulations and contractual obligations. As special servicer, we are responsible for critical functions that can have a significant effect on the value of the underlying assets. If we fail to adhere to applicable industry standards, laws, regulations or contractual obligations, or if we make decisions that are not effective, we could suffer significant losses and expose ourselves to substantial liability from third parties who were relying on our servicing function.
We may incur costs in excess of our expectations as an independent public company.
We may incur costs and expenses greater than those we anticipated as a result of our separation from NorthStar Realty. These increased costs and expenses may arise from various factors, including financial reporting, costs associated with complying with federal securities laws (including compliance with the Sarbanes-Oxley Act and the Investment Advisers Act), tax administration, and legal and human resources related functions. There can be no assurance that we will be able to generate sufficient returns to pay our operating expenses and make satisfactory distributions to our stockholders or any distributions at all.
We may not be able to access financing sources on attractive terms, if at all, which could adversely affect our ability to grow our business.
While we do not currently significantly rely on financing, we may increasingly rely on outside capital to fund and grow our business in the future. If our financing and capital needs increase, our business may be adversely affected by disruptions in the debt and equity capital markets and institutional lending market, including the lack of access to capital or prohibitively high costs of obtaining or replacing capital, both domestically and abroad. Access to the capital markets and other sources of liquidity were severely disrupted during the recession that began in 2008. Despite recent improvements, the markets could suffer another severe downturn and another liquidity crisis could emerge. Based on the current conditions, we do not know whether any sources of capital will be available to us in the future on terms that are acceptable to us, if at all. If we cannot obtain sufficient debt and equity capital on acceptable terms, our business and our ability to operate could be severely impacted. For information about our available sources of funds, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and the notes to our consolidated financial statements located in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
We may use leverage in connection with our business, which may increase the risk of loss associated with our business.
NorthStar Realty provided us with a $250 million revolving credit facility with a five-year term. We may also use additional financing arrangements in the future. High leverage may, particularly during difficult economic times, increase our risk of loss and harm our liquidity, thereby reducing cash available for distribution to stockholders, for our operations and for future business opportunities.
We may not be able to engage in desirable strategic or capital-raising transactions for a period of time following the spin-off. In addition, we could be liable for adverse tax consequences resulting from engaging in significant strategic or capital-raising transactions.
For a period of time following the spin-off, we may be prohibited, except in specific circumstances, from: (i) entering into any transaction pursuant to which all or a portion of our stock would be acquired, whether by merger or otherwise if, as a result of such a transaction and any related equity issuances or redemptions, 50% or more of our stock is acquired; or (ii) taking or failing to take action that prevents the spin-off and related transactions from being tax-free.
These restrictions may limit our ability for a period of time to pursue strategic arrangements or engage in new business or other transactions that may maximize the value of our business.
We are subject to federal and applicable state and local income tax and our future effective tax rates could be affected by the allocation of our income among different geographic regions, challenges to our international structure and tax law changes, which could affect our future operating results, financial condition and cash flows.
We are fully taxable as a corporation for federal income tax purposes. Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. Our consolidated pre-tax income is subject to foreign tax at relatively lower tax rates when compared to the U.S. federal statutory tax rate and, as a consequence, our effective income tax rate is expected to be lower than the U.S. federal statutory rate. However, we are subject to changing tax laws, treaties, and regulations in multiple jurisdictions in which we operate. These tax laws, treaties and regulations are highly complex and subject to interpretation. In addition, it is possible that the valuation of our contractual arrangements between us and our wholly owned foreign subsidiaries could be challenged. Moreover, legislation has been proposed that, if enacted, would classify certain foreign corporations that are managed and controlled primarily in the United States as domestic corporations for United States tax purposes, which could adversely affect the relative mix of United States and international income. We cannot predict whether this or other similar legislative proposals will become law. Thus, our future effective income tax rates could be adversely affected if tax authorities challenge our international structure, the relative mix of United States and international income changes for any reason, or tax laws were to change in the future. Accordingly, there can be no assurance that our income tax rate will be less than the United States federal statutory rate in future periods.
We believe CAD, a non-GAAP measure, provides a meaningful indicator of our operating performance; however, CAD should not be considered as an alternative to net income (loss) determined in accordance with U.S. GAAP as an indicator of operating performance.
Management primarily uses CAD to evaluate our profitability and our board of directors will consider CAD in determining our quarterly cash distributions. CAD is a non-GAAP financial measure. In addition, the incentive fees to which we may be entitled pursuant to our management agreement with NorthStar Realty are determined using NorthStar Realty’s CAD as a performance metric. We believe that CAD is useful because it adjusts net income (loss) for a variety of non-cash, one-time and certain non-recurring items. We calculate CAD by subtracting from or adding to net income (loss): equity-based compensation, depreciation related items, foreign currency gains (losses), straight-line rent, adjustments for joint ventures, deferred tax (benefit) expense and transaction and other costs. In future periods, such adjustments may include amortization of deferred financing costs, impairment on goodwill and other intangibles and other one-time events pursuant to changes in U.S. GAAP and certain other non-recurring items. These items, if applicable, include any adjustments for unconsolidated ventures.
CAD should not be considered as an alternative to net income (loss), determined in accordance with U.S. GAAP, as an indicator of operating performance. In addition, our methodology for calculating CAD may differ from the methodologies used by other comparable companies when calculating the same or similar supplemental financial measures and may not be comparable with these companies.
Risks Relating to Our Relationships with our Managed Companies
The organization and management of our Managed Companies and any future companies we may manage may create conflicts of interest.
We are party to management and other agreements with our Managed Companies and owe certain duties to these companies under such agreements and applicable law, including the Investment Advisers Act. These Managed Companies, along with new future managed companies, funds or vehicles that we manage, advise or sub-advise, including companies, funds and vehicles that are subject to a strategic relationship between us and our strategic or joint venture partners will acquire assets consistent with their investment objectives and that are allocated in accordance with our investment allocation policy, which we adopted to ensure that investments are allocated fairly and appropriately among our Managed Companies, our strategic partnerships or our joint ventures over time. When determining the entity for which an investment opportunity would be the most suitable, the factors that our investment professionals may consider include, among other factors, the following:

•	investment objectives, strategy and criteria;

•	cash requirements;

•	effect of the investment on the diversification of the portfolio, including by geography, size of investment, type of investment and risk of investment;

•	leverage policy and the availability of financing for the investment by each entity;

•	anticipated cash flow of the asset to be acquired;

•	income tax effects of the purchase;

•	the size of the investment;

•	the amount of funds available;

•	cost of capital;

•	risk return profiles;

•	targeted distribution rates;

•	anticipated future pipeline of suitable investments;

•	the expected holding period of the investment and the remaining term of our Managed Companies, if applicable;

•	affiliate and/or related party considerations; and

•	whether a strategic vehicle has received a special allocation (as defined in the investment allocation policy).
If, after consideration of the relevant factors, we determine that an investment is equally suitable for more than one of our current Managed Companies, strategic partnerships or joint ventures, the investment will be allocated among each of the applicable entities on a rotating basis. If, after an investment has been allocated to one Managed Company, our strategic partnerships or our joint ventures, a subsequent event or development, such as delays in structuring or closing on the investment, makes it, in the opinion of our investment professionals, more appropriate for another entity to fund the investment, we may determine to place the investment with the more appropriate entity while still giving credit to the original allocation. In certain situations, we may determine to allow more than one investment vehicle to co-invest in a particular investment.
There is no assurance that this policy will remain in place during the entire period we are seeking investment opportunities on behalf of our Managed Companies, our strategic partnerships or our joint ventures, increasing the risk of conflicts of interest. In addition, we may manage additional investment vehicles in the future and, in connection with the creation of such investment vehicles, may revise these allocation procedures. The result of a revision to the allocation procedures may, among other things, be to increase the number of parties who have the right to participate in investment opportunities sourced by us, increasing the risk of conflicts of interest.
In addition, under this policy, our investment professionals may consider the investment objectives and anticipated pipeline of future investments of the investment vehicles that we manage. We may choose, for a variety of reasons, to direct investment opportunities in the healthcare industry to NorthStar Healthcare rather than to NorthStar Realty or one of our other Sponsored Companies or vice versa. The decision of how any potential investment should be allocated among our Managed Companies, our strategic partnerships or our joint ventures for which such investment may be suitable may, in many cases, be a matter of subjective judgment which will be made by us.

We may also have interests in third parties, such as management firms which manage certain of our Managed Companies’ properties for a fee, which may cause our interests to differ from those of our Managed Companies. If our interests and those of our Managed Companies are not aligned, we may face conflicts of interests that result in action or inaction that is detrimental to us, our Managed Companies, our strategic partnerships or our joint ventures.
Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation, which would materially adversely affect our business and our ability to attract investors for future vehicles.
Conflicts of interest may also arise in the allocation of fees and costs among our Managed Companies that we incur in connection with the management of their assets. This allocation sometimes requires us to exercise discretion and there is no guarantee that we will allocate these fees and costs appropriately.
In addition to the management fees we receive from our Managed Companies, we are reimbursed by our Managed Companies for costs and expenses we incur on their behalf, including indirect personnel and employment costs that we allocate to our Managed Companies and disputes could arise in connection with those allocations.

We are paid substantial fees for the services we and our subsidiaries provide to our Managed Companies and we are also reimbursed by our Managed Companies for costs and expenses we incur and pay on their behalf.  Our Managed Companies reimburse us, subject to certain limitations and exceptions, for both direct expenses as well as indirect costs, including our personnel and employment costs.  The costs and expenses that we allocate to our Managed Companies can be substantial.   There are conflicts of interest that arise when we make allocation determinations.  For the year ended 2014, we allocated $30 million in costs to our Managed Companies.  Our Managed Companies could dispute the amount of costs we allocate to them and the methodologies we use to determine those amounts.  Any dispute regarding our allocation of costs and expenses could be distracting, expensive and harm our reputation as well as have other adverse effects on our company and future operating performance, including the potential that our Managed Companies could seek to terminate their relationship with us.
Our board of directors has enacted resolutions that may result in the diversion of corporate opportunities to and other conflicts with our Managed Companies.
Our board of directors has enacted resolutions that recognize that our directors and executive officers may also be serving as directors, officers, employees, consultants or agents of our Managed Companies and their subsidiaries and that we may engage in material business transactions with such entities. We have renounced our rights to certain business opportunities and no director or officer of ours who is also serving as a director, officer, employee, consultant or agent of our Managed Companies or any of their subsidiaries will be liable to us or to our stockholders for breach of any fiduciary duty that would otherwise exist by reason of the fact that any such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in resolutions enacted by our board of directors) to our Managed Companies or any of their subsidiaries instead of us, or does not refer or communicate information regarding such corporate opportunities to us. These resolutions also expressly validate certain contracts, agreements, assignments and transactions (and amendments, modifications or terminations thereof) between us and our Managed Companies and any of their subsidiaries and, to the fullest extent permitted by law, provide that the actions of the overlapping directors or officers in connection therewith are not breaches of fiduciary duties owed to us, any of our subsidiaries or our respective stockholders.
Our executive officers and professionals face competing demands relating to their time and conflicts of interests in performing services on behalf of our Managed Companies, which may cause our operations and stockholders’ investment to suffer.
Our executives and other real estate and finance professionals may face conflicts of interest in allocating their time among our Managed Companies. These conflicts of interest, as well as the loyalties of these individuals to other entities and investors, could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our reputation.
Failure of our Managed Companies to effectively perform their obligations to us and to third parties could have an adverse effect on our business and performance.
In connection with the spin-off, we entered into various agreements with NorthStar Realty governing our relationship with NorthStar Realty subsequent to the spin-off. These agreements provide that all liabilities and obligations attributable to periods prior to the spin-off remain with NorthStar Realty, except for the liabilities for which NorthStar Realty agreed to contribute cash to us to enable us to pay such liabilities. We and NorthStar Realty also agreed to provide each other with indemnities with respect to liabilities arising out of the period after the spin-off. If NorthStar Realty were to fail to provide this indemnity and we were found liable, our financial condition and results of operation could be materially and adversely affected.

In addition, NorthStar Realty has agreed to provide certain loan origination services to us. Our ability to fulfill our business strategy relies upon NorthStar Realty providing these services and any failure to do so could have an adverse effect on our business.
We also have entered into a third party selling agreement with one of our Sponsored Companies and a third party pursuant to which we agreed to indemnify such third party against certain breaches by our Sponsored Company. We may enter into similar arrangements in the future. If our Sponsored Companies fail to fulfill their obligations under these agreements, our potential liability as a result of our indemnification obligations could materially adversely affect our business and performance.
Risks Related to Regulatory Matters
We are subject to substantial regulation, numerous contractual obligations and extensive internal policies and failure to comply with these matters could have a material adverse effect on our business, financial condition and results of operations.
We and our subsidiaries are subject to substantial regulation, numerous contractual obligations and extensive internal policies. Given our organizational structure, we are subject to or expect to be subject to regulation by the SEC, the NYSE, FINRA and other federal, state and local or international governmental bodies and agencies. We are also responsible for managing the regulatory aspects of our Managed Companies, including compliance with applicable REIT rules. These regulations are extensive, complex and require substantial management time and attention. If we fail to comply with any of the regulations that apply to our business, we could be subjected to extensive investigations as well as substantial penalties, and our business and operations could be materially adversely affected.
Our lack of compliance with applicable law could result in, among other penalties, our inability to enforce contracts and our ineligibility to contract with and receive revenue from the federal government or other governmental authorities and agencies. We also have numerous contractual obligations that we must adhere to on a continuous basis to operate our business, the default of which could have a material adverse effect on our business and financial condition. We have also established internal policies designed to ensure that we manage our business in accordance with applicable law and regulation and in accordance with our contractual obligations. While we have designed policies to assist us with appropriately operating our business, these internal policies may not be effective and, further, if we fail to comply with our internal policies, we could be subjected to additional risk and liability.
Certain of our subsidiaries are registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Investment Advisers Act, and/or as a fund services business in the Bailiwick of Jersey, which could hinder our operating performance and negatively impact our stockholders’ return on investment.
Certain of our subsidiaries are registered with the SEC as investment advisers under the Investment Advisers Act and as a fund services business by the JFSC. Such registration results in certain aspects of our asset management business being supervised by the SEC and the JFSC. The Investment Advisers Act, in particular, requires registered investment advisers to comply with numerous obligations, including compliance, record-keeping, operating and marketing requirements, disclosure obligations and limitations on certain activities. Investment advisers also owe fiduciary duties to their clients. These regulatory and fiduciary obligations may result in increased costs or administrative burdens or otherwise adversely impact our business, including by preventing us from recommending investment opportunities that otherwise meet the respective investment criteria of our Managed Companies. We have only been registered as an investment adviser and/or fund manager since the spin-off and therefore have limited experience in complying with applicable investment adviser and/or fund manager regulations. If we do not comply with these requirements, we may not be able to provide management services to our Managed Companies to the extent they invest in securities.
The failure of our subsidiaries to comply with these regulations could cause the SEC or the JFSC to institute proceedings and impose sanctions, termination of our registration or prohibition from serving as an adviser and/or manager to certain funds and could lead to litigation by investors in our Managed Companies or harm to our reputation, any of which could cause our business and operations to be materially adversely affected.
If we are deemed an investment company under the Investment Company Act, our business would be subject to applicable restrictions there under, which could make it impracticable for us to continue our business as contemplated and would have a material adverse impact on the market price of our common stock.
We do not believe that we are an “investment company” under the Investment Company Act because the nature of our assets excludes us from the definition of an investment company under the Investment Company Act. In addition, we believe our company is not an investment company pursuant to Rule 3a-1 of the Investment Company Act because we have no more than 45% of our assets invested in and derive no more than 45% of our income from investment securities. We intend to conduct our operations so that we will not be deemed an investment company. If we were to be deemed an investment company, however, restrictions imposed by the Investment Company Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and would have a material adverse effect on our businesses and the price of our common stock.
We do business internationally, which may subject us to numerous regulatory and other risks that could adversely impact our business and results of operations.
Our business is subject to extensive regulation by governmental and other authorities in the jurisdictions in which we operate around the world. Similar to the United States, the current environment in jurisdictions outside the United States, in particular Europe, has become subject to further regulation. Governmental regulators and other authorities in Europe have proposed or implemented a number of initiatives and additional rules and regulations that could adversely affect our business.
We may also experience difficulty entering new international markets due to regulatory barriers, the necessity of adapting to new regulatory systems and problems related to entering new markets with different cultural bases and political systems. These difficulties may prevent, or significantly increase the cost of, our international expansion. We may also leverage partners or other third parties to provide local expertise or regulatory authority, which may create additional risks as we may be dependent upon, and subject to, liability or reputational damage relating to services or personnel outside of our control.
Government and self-regulatory organization intervention may limit our ability to continue to implement certain strategies or manage certain risks.
Government and self-regulatory organizations have significant influence over the regulatory framework under which our company operates. In the past, these organizations have also undertaken significant measures to influence market forces including quantitative easing, direct capital infusions into struggling industries or other programs and strategies.
Such intervention has also in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. It is impossible to predict what, if any, additional interim or permanent governmental restrictions may be imposed on the markets and the effect of such restrictions on us and our results of operations. There is a high likelihood of significantly increased regulation of the financial markets that could have an impact on our operating results and financial condition.
Risks Related to the Businesses of Our Managed Companies
The risks associated with our Managed Companies’ businesses that could adversely affect their ability to grow their assets, generate revenue and pay our asset management fee are risks to our business.
We provide asset management and other services to our Managed Companies. In connection with these services, our Managed Companies pay us periodic asset management fees as well as certain other fees, as provided for under the governing agreements. These agreements also provide for the allocation of certain general corporate and administrative expenses, employee benefits, taxes and certain other liabilities and obligations. The risks associated with each of our Managed Companies’ businesses could adversely affect their ability to carry out their respective business plans. As a result, the risks to their businesses could affect their ability to pay us our asset management, incentive and other fees or reimburse us for expenses that are allocated to them, which would therefore adversely affect our ability to grow our business.
Our Managed Companies are currently public companies and their filings with the SEC detail the risks associated with the businesses of our Managed Companies. These risks include, but are not limited to, the following risks that could particularly impact their ability to raise capital if applicable, make new investments and pay us our asset management, incentive and other fees, thereby adversely affecting our business, results of operations and financial condition:

•	our Managed Companies rely on outside sources of capital that have been challenged by U.S. and global economic and market conditions;

•
challenging economic and financial market conditions could significantly reduce the amount of income our Managed Companies earn on their investments and reduce the value of their investments, harming their ability to raise funds, if applicable, and make new investments;

•	changes in investor preferences or market conditions could limit our Managed Companies’ ability to raise funds, if applicable, or make new investments;

•
changes in tax laws, regulation or accounting rules may make certain types of investments less attractive to potential sellers and lessees, which could negatively affect the ability of our Managed Companies to increase the amount of assets of those types under management;

•
our Managed Companies face significant competition for attractive investment opportunities from other real estate investors, some of which have greater financial resources, including publicly-traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private institutional funds, hedge funds, private equity funds and other investors and such competition may limit the amount of new investments that we are able to offer our Managed Companies;

•
our Managed Companies’ CRE equity investments, CRE debt and mortgage loans underlying their CRE securities are subject to the risks typically associated with commercial real estate, which create risks to their businesses that may adversely affect their ability to profit from those investments and raise additional funds, if applicable;

•
our Managed Companies have significant investments in certain asset classes, such as healthcare, hotels, manufactured housing communities and limited partnership interests in real estate private equity funds and the impact of adverse conditions on those specific asset classes could negatively impact their business and their ability to continue to raise capital, if applicable;

•
certain of our Managed Companies’ investments may be concentrated in a geographic location and our Managed Companies have not and do not plan to establish any investment criteria to limit their exposure to risks of geographic concentration for future investments; additionally, we have limited expertise in managing investments outside the United States and we, and our Managed Companies, may incur losses as a result;

•
economic conditions, both domestic and international, may impact the tenants/operators of the real property owned by our Managed Companies, as well as the borrowers of the commercial real estate debt originated and acquired by our Managed Companies and the commercial mortgage loans underlying the commercial mortgage backed securities, or CMBS, in which our Managed Companies have invested, impacting our Managed Companies’ business and their ability to grow their business;

•	certain of our Managed Companies’ investments, particularly hotels and healthcare properties, are dependent upon third-party managers for their operation;

•
our Managed Companies may be required to finance renovations and capital improvements, particularly in their hotel and healthcare properties, which could result in disruptions to operations, disputes and liquidity shortages;

•	our Managed Companies are exposed to environmental, building and other laws, natural disasters and other factors beyond their control as a result of their ownership of real estate;

•
our Managed Companies have in the past and expect to continue to make opportunistic investments that may involve asset classes and structures with which they have less familiarity, thereby increasing their risk of loss, potentially adversely impacting their businesses and ability to raise additional capital, if applicable;

•
some of our Managed Companies have pursued and plan to continue to pursue expansion opportunities outside the United States and our lack of extensive expertise in international markets to-date could expose us and them to additional operating and regulatory risks;

•	our Managed Companies may be unable to complete additional securitization transactions due to, among other things, a decrease in liquidity in the commercial real estate market;

•
our Managed Companies may be unable to obtain financing required to originate or acquire investments as contemplated in their business plan, which could compel our Managed Companies to restructure or abandon a particular origination or acquisition and harm their ability to expand their businesses;

•	certain of our Managed Companies have portfolios that are highly leveraged, which may adversely affect the return on their investments;

•
maintenance of our Managed Companies’ Investment Company Act exemption imposes limits on our Managed Companies’ operations, which may adversely impact our Managed Companies’ ability to invest capital in their businesses;

•
our Managed Companies’ failure to continue to qualify as REITs would subject them to federal income tax and reduce CAD to their stockholders, adversely impacting their ability to raise capital, if applicable, and operate their business; and

•	complying with REIT or BDC requirements may cause our Managed Companies to forego otherwise attractive opportunities or liquidate otherwise attractive investments.
Additional risks associated with the healthcare assets of NorthStar Realty and the business of NorthStar Healthcare include:

•
the healthcare industry is highly competitive and we expect it to become more competitive and such competition may affect the ability of NorthStar Realty, NorthStar Healthcare or any other companies we may manage to make acquisitions or may increase the cost of these acquisitions which, in turn, could materially adversely affect their business, financial condition and results of operations;

•
the failure of the tenants/operators of healthcare facilities to comply with licensing and certification requirements, the requirements of governmental reimbursement programs, such as Medicare or Medicaid, fraud and abuse regulations or new legislative developments may materially adversely affect the business, financial condition and results of operations of NorthStar Realty, NorthStar Healthcare or any other companies we may manage;

•
the healthcare industry is heavily regulated; new laws or regulations, such as the healthcare reform law and related regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could materially adversely affect the business, financial condition and results of operations of NorthStar Realty, NorthStar Healthcare or any other companies we may manage;

•	government budget deficits could lead to a reduction in Medicare and Medicaid reimbursement as well as substantial delays in payments;

•	adverse trends in healthcare provider operations may negatively affect lease revenue and the business of NorthStar Realty, NorthStar Healthcare or any other companies we may manage; and

•	we may not realize the benefits we expect from the strategic arrangement with Mr. Flaherty.
Challenging economic and financial market conditions could significantly reduce the amount of income our Managed Companies earn on their investments and further reduce the value of their investments.
Challenging economic and financial market conditions may result in delinquencies, non-performing assets and taking title to collateral and a decrease in the value of the property or other collateral which secures our Managed Companies’ investments, all of which could adversely affect their results of operations. Our Managed Companies may incur substantial loan losses and need to establish significant provision for loan losses or impairment. Revenue from our Managed Companies’ properties could diminish significantly.
Our Managed Companies hold a diversified portfolio of equity and debt investments. As a result of the economic and market conditions, revenue generated by the properties and other assets underlying any investments they may make could decrease, making it more difficult for borrowers and tenants/operators to meet their payment obligations to our Managed Companies. In addition, the value of collateral securing any of their debt investments could decrease below the outstanding principal amount of such investment. Each of these factors would increase the likelihood of default and taking title to collateral or transferring title of collateral to a third-party lender, which would likely have a negative impact on the value of our Managed Companies’ portfolios.
More generally, the risks arising from the current financial market and economic conditions are applicable to all of the investments our Managed Companies may make, including their debt investments, whether mortgage, subordinate or other loans or direct senior housing and other healthcare real estate investments, the performance of which depends on the performance of the operator to which the property is leased, whose business may be adversely impacted by these conditions.
These conditions, or similar conditions that may exist in the future, may materially adversely affect our Managed Companies’ business, financial condition and results of operations, and their ability to make distributions to stockholders. Among other potential consequences, a prolonged economic slowdown or recession may materially adversely affect:

•
our Managed Companies’ ability to borrow on terms and conditions that they find acceptable, or at all, which could reduce their ability to pursue origination and acquisition opportunities and refinance existing borrowings, reduce returns from their origination and acquisition activities and increase their future interest expense;

•	the financial condition of their tenants/operators, which may result in defaults under leases due to bankruptcy, lack of liquidity, operational failures or for other reasons; and

•
the value of our Managed Companies’ real estate and the ability of their tenants/operators to make their lease or mortgage payments, and in certain circumstances, their ability to dispose of these assets at attractive prices or to obtain financing collateralized by these assets.

If our Managed Companies perform poorly, we will have substantial difficulty growing our assets under management and attracting capital for new Managed Companies.
Non-traded companies have been the subject of increased scrutiny by regulators and media outlets resulting from inquires and investigations initiated by FINRA and the SEC and could also become the subject of scrutiny and face difficulties in raising capital should negative perceptions develop regarding non-traded REITs. As a result, our non-traded Sponsored Companies may be unable to raise substantial funds which will limit the number and type of investments they may make and their ability to diversify their assets.
In March 2009, the Enforcement Division of FINRA commenced a review of broker-dealer sale and promotion activities of non-traded companies and in connection with the review, requested information from broker-dealers with respect to sales practices. Subsequent to that review, FINRA has announced that it filed a complaint against a broker-dealer firm, charging it with soliciting investors to purchase shares in a non-traded companies without conducting a reasonable investigation to determine whether it was suitable for those investors, and with providing misleading information on its website regarding distributions to investors. The disciplinary proceedings were settled in October 2012. Although the broker-dealer firm neither admitted nor denied the charges, the terms of the settlement required the broker-dealer firm to, among other things, pay approximately $12 million in restitution to certain investors and, in consultation with an independent consultant, make changes to its supervisory systems and training programs relating to the marketing of non-traded companies. A principal of the broker-dealer firm was also fined and suspended from the securities industry for practices related to marketing non-traded companies.
In February 2014, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc., each of their external advisors and the chief executive officer and the chief financial officer of each of the REITs entered into a cease and desist order with the SEC and agreed to pay approximately $1.5 million in civil fines in the aggregate. Although the respondents did not admit or deny any wrongdoing, the cease and desist order stated that the REITs made material misrepresentations regarding the valuation of the securities sold through their dividend reinvestment plans, had failed to maintain sufficient disclosure controls and procedures to meaningfully evaluate whether the value of the securities had changed, failed to disclose numerous related party transactions and failed to disclose significant compensation paid by the advisors to the REITs and by the founder to the executive officers of the REITs.
The above-referenced proceedings and related matters have resulted in increased regulatory scrutiny from the SEC, FINRA and state regulators regarding non-traded companies. Furthermore, amendments to FINRA rules regarding customer account statements have been approved by the SEC and will be effective on April 11, 2016, which may significantly affect the manner in which non-traded companies raise capital. These amendments may cause a significant reduction in capital raised by non-traded companies. In addition, the Obama administration has also proposed additional rules imposing fiduciary and other standards on sales practices of broker-dealers and the impact of any such rules, if adopted, although uncertain, could adversely affect the distribution of securities by our Sponsored Companies.
As a result of this increased scrutiny and accompanying negative publicity and coverage by media outlets, FINRA may impose additional restrictions on sales practices in the independent broker-dealer channel for non-traded companies, and accordingly the non-traded companies we manage may face increased difficulties in raising capital in their offerings. Should these companies be unable to raise substantial funds in their offerings, the number and type of investments they may make will be curtailed, all of which could materially adversely affect the fee income generated from our broker-dealer that acts as the dealer manager of these offerings as well as the asset management and other fees we earn and the nature of the transactions undertaken by the non-traded companies we manage which would adversely affect our ability to grow our business. If we or the non-traded companies we manage become the subject of scrutiny, even if we have complied with all applicable laws and regulations, responding to such scrutiny could be expensive, harmful to our reputation and distracting to our management.
Because there are numerous companies seeking to raise capital through non-traded companies, it may be more difficult for us to do so.
We intend to expand our business by managing additional non-traded companies, including NorthStar/RXR New York Metro, whose registration statement was declared effective by the SEC on February 9, 2015. In addition, NorthStar Corporate confidentially submitted a registration statement to the SEC. The number of entrants in the non-traded space has grown significantly over the last couple of years. Based on publicly-available information, as of February 26, 2015, there were 42 active non-traded companies in the marketplace and 11 others have filed registration statements, which are not yet effective. As a result, we will be subject to significant competition from these and other companies seeking to raise capital in the non-traded space. There can be no assurance that we will be able to compete successfully against current and future competitors and raise capital through our non-traded companies. In addition, there can be no assurance that any non-traded companies we may sponsor or co-sponsor in the future will have their respective registration statement declared effective by the SEC or raise the maximum offering amounts as stated in the respective prospectus of such non-traded company.
Risks Related to the Business of NorthStar Securities
Our failure to maintain registration of NorthStar Securities as a broker-dealer member in the various jurisdictions in which we will do business, comply with applicable regulatory capital requirements and other interruptions could have a material adverse effect on our business, financial condition, liquidity and results of operations.
NorthStar Securities is a FINRA member wholesale broker-dealer that is registered in the various jurisdictions in which our Sponsored Companies do business. NorthStar Securities must comply with various regulatory guidelines to maintain its FINRA membership and continue to operate as a wholesale broker-dealer. There is no guarantee that FINRA, the SEC or the states or territories in which it is registered will not take action against NorthStar Securities to remove its membership and/or registrations. Even if NorthStar Securities has complied with applicable rules, it could still be subjected to investigation and scrutiny that could distract our management, force us to incur substantial cost and harm our brand. If NorthStar Securities has failed to comply with applicable rules, it could be subject to enforcement actions and other penalties that could disrupt our business. Accordingly, such events would delay or potentially hinder sales of our Sponsored Companies’ securities.
NorthStar Securities is subject to various regulatory and capital requirements administered by the federal banking regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, NorthStar Securities must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Its capital amounts and classification are also subject to qualitative judgments by the regulators about components of its capital, risk weightings of assets, off-balance sheet transactions, and other factors. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could harm either our operations and our financial condition.
There is no assurance NorthStar Securities will be able to successfully raise capital for NorthStar Healthcare, NorthStar Income II, NorthStar RXR/New York Metro or any other new entities we may manage or that it will be able to enter into any additional third-party selling agreements.
NorthStar Securities may be unable to raise capital for NorthStar Healthcare, NorthStar Income II, NorthStar RXR/New York Metro or any other new entities that we may manage or co-manage, which would restrict our growth and harm our operations. We and NorthStar Securities have entered into, and will seek to enter into, additional third-party selling agreements in order to raise capital for our Sponsored Companies. There is no assurance, however, that we will be able to enter into additional third-party selling agreements on favorable terms, or at all, which would hinder or even cease our ability to raise capital for our Sponsored Companies. If our Sponsored Companies fail to fulfill their obligations under these agreements, our potential liability as a result of our indemnification obligations could materially adversely affect our business and performance. Additionally, significant declines in asset value and reductions in distributions in our Sponsored Companies could cause us to lose third-party selling agreements and limit our ability to sign future third-party selling agreements.
Risks Relating to Ownership of our Common Stock
The market price and trading volume of our common stock may be volatile.
The market price of our common stock could fluctuate significantly for many reasons, including in response to the risk factors listed in this Annual Report on Form 10-K or for reasons unrelated to our specific performance, such as investor perceptions, reports by industry analysts or negative developments with respect to us or our Managed Companies, as well as third parties. Our common stock could also be volatile as a result of speculation or general economic and industry conditions.
Our distribution policy is subject to change and we may not be able to make distributions in the future.
We intend to make distributions to holders of our common stock on a quarterly basis. Evaluation of our distribution policy and the decision to make a distribution will be made solely at the discretion of our board of directors and will be based on factors including, but not limited to, CAD, our ability to generate income, availability of existing cash balances, the performance of our business, capital requirements, applicable law, access to cash in the capital markets and other financing sources, general economic conditions and economic conditions that more specifically impact our business or prospects and other factors our board of directors deems relevant.
Future distribution levels are subject to adjustment based upon any one or more of the factors set forth above, the risk factors set forth in this Annual Report on Form 10-K or any other document we file with the SEC and other factors that our board of directors may, from time to time, deem relevant to consider when determining an appropriate common stock distribution. Our board of directors may also determine not to make any distribution.
Our ability to make distributions is limited by the requirements of Delaware law.
Our ability to make distributions on our common stock is limited by the laws of the State of Delaware, where we are incorporated. Under applicable Delaware law, a Delaware corporation may only declare and make a distribution out of its surplus or, in the event the corporation has no surplus, out of its net profits for the fiscal year in which the distribution is declared and/or the preceding fiscal year. Therefore, to the extent we do not have adequate surplus or net profits, we will be prohibited from making distributions.
Anti-takeover provisions in our constituent documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.
Our amended and restated certificate of incorporation and bylaws contain provisions that may make the acquisition of us more difficult without the approval of our board of directors. These provisions:

•
authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval and which may include super voting, special approval, distribution or other rights or preferences superior to the rights of the holders of common stock;

•	prohibit stockholder action by written consent, without the express prior consent of our board of directors;

•	provide that our board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.
These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in our control, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire. In addition, while we do not presently have a stockholder rights plan, we could adopt a stockholder rights plan in the future.
Furthermore, in the event of a change of our control, we may be obligated to pay NorthStar Realty a cash amount in connection with performance-based equity awards issued by us under the terms of the management agreement, which could increase the costs and discourage a change in control.
Stockholders may experience substantial dilution.
We may undertake substantial offerings of our common stock and securities that are convertible into our common stock and may issue additional common stock in connection with acquisitions or joint ventures. If we engage in such transactions, our existing stockholders may experience immediate and substantial dilution in their percentage ownership of our outstanding common stock. Furthermore, stockholders may experience dilution in the value of their shares depending on the terms and pricing of any new stock issuances and the value of our assets at such time.
Stockholders have limited control over changes in our policies and operations, which increases the uncertainty and risks they face as stockholders.
Our board of directors determines our major policies, including our policies regarding growth and distributions. Our board of directors may amend or revise these and other policies without a vote of our stockholders. We may change our investment or other policies without stockholder notice or consent, which could result in investments or activities that are different than, or in different proportion than, those described in this Annual Report. Under the Delaware General Corporation Law, or DGCL, and our amended and restated certificate of incorporation, stockholders have a right to vote only on limited matters. Our board of directors’ broad discretion in setting policies and stockholders’ inability to exert control over those policies increases the uncertainty and risks stockholders face.
Our organizational documents do not limit our ability to enter into new lines of businesses and we may expand into new investment strategies, geographic markets and businesses, each of which may result in additional risks and uncertainties in our businesses.
Our plan, to the extent that market conditions permit, is to grow our business and expand into new investment strategies, geographic markets and businesses. Our organizational documents do not limit us to the management of commercial real estate assets. Accordingly, we may pursue growth through acquisitions of asset management contracts or companies, acquisitions of critical business partners or other strategic initiatives. To the extent we make strategic investments or acquisitions, undertake other strategic initiatives or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with: (i) the required investment of capital and other resources; (ii) the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk; (iii) combining or integrating operational and management systems and controls; and (iv) the broadening of our geographic footprint, including the risks associated with conducting operations in non-U.S. jurisdictions. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. If a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. Our strategic initiatives include joint ventures, which subject us to additional risks and uncertainties in that we are dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control. Any of these investments or initiatives could detract from management’s time and resources and create greater potential for conflicts of interests.

Our organizational documents designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our organizational documents provide that, subject to limited exceptions, the Court of Chancery of the State of Delaware is the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; or (iv) any other action asserting a claim against us that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our constituent documents described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our constituent documents inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition and results of operations.
The reduced disclosure requirements applicable to us as an “emerging growth company” may make our common stock less attractive to investors.
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we may avail ourselves of certain exemptions from various reporting requirements of public companies that are not “emerging growth companies,” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirement of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may remain an emerging growth company for up to five full fiscal years following the spin-off. We would cease to be an emerging growth company, and, therefore, become ineligible to rely on the above exemptions, if we have more than $1 billion in annual revenue in a fiscal year, if we issue more than $1 billion of non-convertible debt over a three-year period or on the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act which would occur after: (i) we have filed at least one annual report; (ii) we have been an SEC-reporting company for at least 12 months; and (iii) the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions.
If some investors find our common stock less attractive as a result of the exemptions available to us as an emerging growth company, there may be a less active trading market for our common stock and our value may be more volatile than that of an otherwise comparable company that does not avail itself of the same or similar exemptions.
If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, or Sarbanes-Oxley Act, or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned and our stock price may suffer.
The Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, we are required to document and test our internal control procedures, our management is required to assess and issue a report concerning our internal control over financial reporting and our independent auditors are required to issue an opinion on their audit of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our auditors identify material weaknesses in our internal controls, investor confidence in our financial results may weaken and our stock price may suffer. For instance, accounting irregularities recently discovered at various market participants have caused the SEC to launch an inquiry, stockholders initiate lawsuits, executives resign, the stock price to significantly decrease and the firm’s reputation to be questioned by stockholders and the press.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices are located in leased office space at 399 Park Avenue, 18th Floor, New York, New York. As of December 31, 2014, we also lease our offices in the following locations (dollars in thousands):

Location	Lease Expiration	Current Annual Rent
New York, New York	Aug -2017	$2,325
Denver, Colorado	Dec-2016	223
Dallas, Texas	Sept-2019	146
Bethesda, Maryland	Sept-2017	206
Los Angeles, California	Apr-2017	209
London, United Kingdom	Jun-2019	378
Senningerberg, Luxembourg	Jun-2019	220
Pembroke, Bermuda	Aug-2019	287
Total		$3,994
We do not own any real property. We consider these leased office spaces to be suitable and adequate for the management and operations of our business.
Item 3. Legal Proceedings
We may be involved in various litigation matters arising in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, any legal proceedings are not expected to have a material adverse effect on our financial position or results of operations. Refer to Note 6. “Commitments and Contingencies” in Item 8. “Financial Statements and Supplementary Data” for further disclosure regarding legal proceedings.
Item 4. Mine Safety Disclosures
None.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the NYSE under the symbol “NSAM.” The following table presents the high, low and last sales prices for our common stock, as reported on the NYSE, and dividends per share with respect to the periods indicated:

Period	High	Low	Close	Dividends
2014
Fourth Quarter(1)	$22.66	$16.46	$22.57	$0.10
Third Quarter	$20.00	$17.72	$18.42	$0.10
_______________________________________________________

(1)	On February 25, 2015, we declared a dividend of $0.10 per share of common stock. This dividend will be paid on March 13, 2015 to stockholders of record as of the close of business on March 9, 2015.
On October 30, 2014, we declared our first dividend of $0.10 on common stock, on a per share basis, for the three months ended September 30, 2014.
Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of our dividend policy. On February 25, 2015, the closing sales price for our common stock, as reported on the NYSE, was $23.35. As of February 24, 2015, there were 360 record holders of our common stock and 193,203,905 shares outstanding. This figure does not reflect the beneficial ownership of shares held in nominee name.
Refer to Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under equity compensation plans.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
On January 9, 2015, in connection with the Island Interest, we issued an aggregate of 208,486 shares of our restricted common stock (which stock is subject to certain lock-up restrictions).  The issuance of such restricted common stock was exempt from registration as it does not involve a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act.
On February 2, 2015, in connection with the completion of NorthStar Healthcare’s initial primary offering and the services Mr. Flaherty provides to our Healthcare Strategic Partnership (refer to Related Party Arrangements), we issued 20,305 restricted stock units, or RSUs, to Mr. Flaherty, or the Incremental RSU Grant.  The Incremental RSU Grant vests on the third anniversary of the grant, subject to certain exceptions.  The Incremental RSU Grant was exempt from registration as it does not involve a “public offering” within the meaning of Section 4(a)(2) of the Securities Act.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. Selected Financial Data
The information below should be read in conjunction with “Forward-Looking Statements,” Part I, Item 1A. “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our combined consolidated financial statements and the related notes thereto included in Part II, Item 8. “Financial Statements and Supplementary Data,” included in this Annual Report on Form 10-K.
Certain amounts included herein differ from amounts reported in our preliminary unaudited consolidated balance sheet and statement of operations included in our earnings release dated February 27, 2015. The difference arose from a lesser excess tax deduction related to equity based compensation.  The impact to CAD for the year ended December 31, 2014 was a decrease of $1.4 million. Our net income (loss) was an incremental decrease of $2.1 million.  We believe that these revised amounts are not materially different from those reported in the earnings release.
The selected historical consolidated information presented for the five years ended December 31, 2014 relates to our operations and has been derived from our audited combined consolidated statements of operations included in this Annual Report on Form 10-K or our Registration Statement on Form 10, as amended. The consolidated financial statements for the year ended December 31, 2014 include: (i) our results of operations for the six months ended December 31, 2014 which represents our results of operations following the spin-off of NorthStar Realty’s historical asset management business on June 30, 2014; and (ii) results of operations for the six months ended June 30, 2014 which represents a carve-out of revenues and expenses attributable to us related to NorthStar Realty’s historical asset management business. Our historical financial information for the four years ended December 31, 2013 were prepared on the same basis as the six months ended June 30, 2014. As a result, results of operations for the year ended December 31, 2014 may not be comparative to our results of operations reported for the prior periods presented.

	Years Ended December 31,
	2014	2013	2012	2011	2010
Operating Data:	(Dollar in thousands, except per share data)				(Unaudited)
Asset management and other fees, related parties	$147,738	$26,633	$8,112	$993	$126
Selling commission and dealer manager fees, related parties	110,563	62,572	42,385	12,024	2,476
Commission expense	104,428	57,325	38,506	10,764	2,130
Total general and administrative	106,572	32,873	29,287	27,814	15,450
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax (benefit) expense	21,761	(1,995)	(17,322)	(25,682)	(15,004)
Equity in earnings (losses) of unconsolidated ventures	(1,039)	—	—	—	—
Income (loss) before income taxes	20,722	(1,995)	(17,322)	(25,682)	(15,004)
Current income tax (benefit) expense	4,953	—	—	—	—
Deferred income tax (benefit) expense	(3,331)	—	—	—	—
Net income (loss)	19,100	(1,995)	(17,322)	(25,682)	(15,004)
Earnings per share:
Basic	$0.10	$(0.01)	$(0.09)	$(0.14)	$(0.08)
Diluted	$0.10	$(0.01)	$(0.09)	$(0.14)	$(0.08)
Dividends per share of common stock (1)	$0.20	N/A	N/A	N/A	N/A
_________________
(1) On October 30, 2014, we declared our first dividend of $0.10 on common stock, on a per share basis, for the three months ended September 30, 2014. On February 25, 2015, we declared a dividend of $0.10 on common stock, on a per share basis, for the three months ended December 31, 2014.

	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:	(Dollars in thousands)			(Unaudited)	(Unaudited)
Cash	$109,199	$7,537	$6,643	$2,047	$1,267
Total assets	266,987	31,709	20,257	8,315	5,049
Total liabilities	65,239	3,341	2,382	1,501	939
Total equity	201,748	28,368	17,875	6,814	4,110

	Years Ended December 31,
	2014	2013	2012	2011	2010
Other Data:	(Dollars in thousands)				(Unaudited)
Cash flow provided by (used in):
Operating activities	$46,716	$(6,363)	$(19,563)	$(22,847)	$(15,309)
Investing activities	(43,582)	—	—	—	—
Financing activities	98,933	7,257	24,159	23,627	15,338

We began using CAD upon commencement of operations in third quarter 2014 as a non-GAAP measure of our operating performance. CAD for the six months ended December 31, 2014 was $87 million. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measure” for details on the calculation of CAD including a reconciliation of CAD to net income (loss) calculated in accordance with U.S. GAAP.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our combined consolidated financial statements and notes thereto included in Item 8. “Financial Statements and Supplementary Data” and risk factors in Part I, Item 1A. “Risk Factors” of this report. References to “NSAM,” “we,” “us” or “our” refer to NorthStar Asset Management Group Inc. and its subsidiaries unless the context specifically requires otherwise.
Introduction
We are a global asset management firm focused on strategically managing real estate and other investment platforms in the United States and internationally. We commenced operations on July 1, 2014 upon the spin-off by NorthStar Realty of its asset management business into a separate publicly-traded company, NorthStar Asset Management Group Inc. (NYSE: NSAM), a Delaware corporation. The spin-off was in the form of a tax-free distribution to NorthStar Realty’s common stockholders where each NorthStar Realty common stockholder received shares of our common stock on a one-for-one basis. At the same time, NorthStar Realty became externally managed by our affiliate through a management contract with an initial term of 20 years. NorthStar Realty continues to operate its commercial real estate debt origination business. Most of NorthStar Realty’s employees at the time of the spin-off became our employees except for executive officers, employees engaged in NorthStar Realty’s loan origination business at the time of the spin-off and certain other employees that became co-employees of both us and NorthStar Realty.
Certain of our affiliates also manage our Sponsored Companies. We are organized to provide asset management and other services to our Managed Companies or any other companies we may sponsor in the future, both in the United States and internationally. Our Managed Companies have historically invested in the CRE industry. We seek to expand the scope of our asset management business beyond real estate into new asset classes and geographies by organically creating and managing additional investment vehicles or through acquisitions, strategic partnerships and joint ventures. We earn asset management, incentive and other fees, directly or indirectly, pursuant to management and other contracts and investments in asset managers. In addition, we own NorthStar Securities, a captive broker-dealer platform registered with the SEC which raises capital in the retail market for our Sponsored Companies.
As of December 31, 2014, we had $22 billion of assets under management, adjusted for commitments to acquire certain investments by our Managed Companies. In addition, we invested $92 million in asset management businesses that manage $8.5 billion across a variety of asset classes.
Summary of Business
Our primary business lines are as follows:

•	NorthStar Realty - Provides asset management and other services on a fee basis by managing NorthStar Realty’s day-to-day operations. We began earning fees from NorthStar Realty on July 1, 2014.

•	Sponsored Companies - Provides asset management and other services on a fee basis by managing each Sponsored Company’s respective day-to-day operations.

•	Broker-dealer - Raises capital in the retail market through NorthStar Securities and earns dealer manager fees from our Sponsored Companies.

•
Investments in Asset Managers - Invests in strategic partnerships and joint ventures with third-parties with expertise in commercial real estate or other sectors and markets, where we benefit from the fee stream and potential incentive fee or promote.

•	Corporate/Other - Includes corporate level general and administrative expenses, as well special servicing on a fee basis in connection with certain securitization transactions.
Sources of Operating Revenues and Cash Flows
We primarily generate revenue from asset management, incentive and other fee income pursuant to contractual arrangements with our Managed Companies. We also generate revenue from commission income from selling equity in our Sponsored Companies. Effective July 1, 2014, we began generating revenue from asset management, incentive and other fee income from NorthStar Realty in addition to our Sponsored Companies. Additionally, we record equity in earnings from unconsolidated ventures.
Profitability and Performance Metrics
We calculate certain metrics to evaluate the profitability and performance of our business.

•	CAD is a non-GAAP measure that provides investors and management with a meaningful indicator of operating performance (refer to “Non-GAAP Financial Measure” for a description of this metric); and

•	Our ability to raise capital for our Managed Companies, which in turn grows the assets of our Managed Companies, is a driver of our ability to grow our fee income.
Outlook and Recent Trends
As an asset manager, we and the assets of our Managed Companies under management are impacted by general market and economic conditions. We have focused to date on strategically managing our real estate investments platform but we may determine to expand the breadth of our business. Historically, we have principally managed U.S. commercial real estate assets and have more recently expanded internationally. Consequently, we expect that global markets and economic conditions will have a greater impact on our business in the future.
Liquidity and capital started to become more available in early 2012 for the commercial real estate markets to stronger sponsors and both Wall Street and commercial banks began to more actively provide credit to real estate borrowers accelerating the pace of investment in real estate. In late 2012, in order to stimulate growth, several of the world’s largest central banks acted in a coordinated effort through massive injections of stimulus in the financial markets, which has facilitated keeping interest rates low since then.
A proxy for the liquidity in the commercial real estate market is non-agency CMBS issuance. Approximately $80 billion and $88 billion of non-agency CMBS was issued in 2013 and 2014, respectively, with industry experts currently predicting approximately $100 billion of non-agency CMBS issuance in 2015. We believe the U.S. economy is on a healthy growth path and that the U.S. Federal Reserve is on track to begin raising rates in 2015. However, there are concerns about low inflation in the United States, a stronger U.S. dollar, slow global growth and international market volatility. Many other global central banks are easing monetary conditions to combat their own problems with low inflation and slow growth.
Valuations in the commercial real estate markets have generally improved since bottoming out in 2009. Robust investor demand in 2014 for commercial real estate increased transaction activity and prices as rent and vacancy fundamentals improved across most property sectors and are forecasted to continue to improve in 2015. However, global economic and political headwinds remain. For instance, global market instability and the risk that maturing commercial real estate debt may have difficulties being refinanced, among other factors, may continue to cause periodic volatility in the market for some time.
As an asset manager in the non-traded company industry, we also monitor trends in that sector. After showing considerable resiliency during the economic downturn between 2007 and 2010, the non-traded company industry has grown with approximately $16 billion raised in 2014. The $20 billion of total capital raised in 2013 included increased activity due to an unusually high amount of liquidity events. We anticipate capital flows to remain strong in 2015 given the recent momentum in the market.
Due to generally positive market dynamics and our expertise and industry relationships, we continue to see a robust pipeline of investment opportunities that have credit qualities and yield profiles that are consistent with our underwriting standards and that we believe offer the opportunity to meet or exceed our Managed Companies targeted returns, thereby increasing our assets under management and fee income. We also believe the opportunity exists to accelerate our growth through accretive investments in third party asset managers. While we remain optimistic that we will continue to be able to generate and capitalize on an attractive pipeline of opportunities, there is no assurance that will be the case.
Critical Accounting Policies
Principles of Consolidation
Our consolidated financial statements include the accounts of NorthStar Asset Management Group Inc. and its consolidated subsidiaries.
Variable Interest Entities
A variable interest entity, or VIE, is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. We base the qualitative analysis on our review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity.
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
Revenue Recognition
Asset Management and Other Fees
Asset management and other fees include asset management, incentive and other fees, such as acquisition and disposition fees, earned from our Managed Companies. Base asset management and other fees are recognized based on contractual terms specified in the underlying governing documents in the periods during which the related services are performed and the amounts have been contractually earned. Incentive fees and payments are recognized subject to the achievement of return hurdles in accordance with the respective terms set forth in the governing documents of our Managed Companies.

Selling Commission and Dealer Manager Fees and Commission Expense
Selling commission and dealer manager fees represent income earned by us for selling equity in our Sponsored Companies through NorthStar Securities. Selling commission and dealer manager fees and commission expense are accrued on a trade date basis.
Equity-Based Compensation
We account for equity-based compensation awards, including awards granted to co-employees, using the fair value method, which requires an estimate of fair value of the award. Awards may be based on a variety of measures such as time, performance, market or a combination thereof. For time-based awards, fair value is determined based on the stock price on the grant date. We recognize compensation expense over the vesting period on a straight-line basis. For performance-based awards, fair value is determined based on the stock price at the date of grant and an estimate of the probable achievement of such measure. We recognize compensation expense over the requisite service period, net of estimated forfeitures, using the accelerated attribution expense method. For market-based measures, fair value is determined using a Monte Carlo analysis under a risk-neutral premise using a risk-free interest rate. We recognize compensation expense over the requisite service period, net of estimated forfeitures, on a straight-line basis.
For awards with a combination of performance or market measures, we estimate the fair value as if it were two separate awards. First, we estimate the probability of achieving the performance measure. If it is not probable the performance condition will be met, we recognize the compensation expense based on the fair value of the market measure, as described above. This expense is recorded even if the market-based measure is never met. If the performance-based measure is subsequently estimated to be achieved, we record compensation expense based on the performance-based measure. We would then record a cumulative catch-up adjustment for any additional compensation expense.
Equity-based compensation issued to non-employees is accounted for using the fair value of the award at the earlier of the performance commitment date or performance completion date. The awards are remeasured every quarter based on the stock price as of the end of the reporting period until such awards vest, if any.
Income Taxes
Certain of our subsidiaries were subject to taxation by federal, state and foreign authorities for the periods presented. We and our U.S. subsidiaries will file a consolidated federal income tax return. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred taxes.
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
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. We are currently assessing the impact of the guidance on our consolidated financial position, results of operations and financial statement disclosures.

Results of Operations
Certain amounts included herein differ from amounts reported in our preliminary unaudited consolidated balance sheet and statement of operations included in our earnings release dated February 27, 2015. The difference arose from a lesser excess tax deduction related to equity based compensation.  The impact to CAD for the year ended December 31, 2014 was a decrease of $1.4 million. Our net income (loss) was an incremental decrease of $2.1 million.  We believe that these revised amounts are not materially different from those reported in the earnings release.
Comparison of the Year Ended December 31, 2014 to December 31, 2013 (Dollars in Thousands):
The combined consolidated financial statements for the year ended December 31, 2014 include: (i) our results of operations for the six months ended December 31, 2014 which represents our results of operations following the spin-off of NorthStar Realty’s historical asset management business on June 30, 2014; and (ii) our results of operations for the six months ended June 30, 2014 which represents a carve-out of revenues and expenses attributable to us related to NorthStar Realty’s historical asset management business. Our historical financial information for the year ended December 31, 2013 was prepared on the same basis as the six months ended June 30, 2014. As a result, results of operations for the year ended December 31, 2014 may not be comparative to our results of operations reported for the prior period presented. The following table represents our results of operations for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2014	2013	Amount	%
Revenues
Asset management and other fees, related parties	$147,738	$26,633	$121,105	454.7%
Selling commission and dealer manager fees, related parties	110,563	62,572	47,991	76.7%
Other income	841	733	108	14.7%
Total revenues	259,142	89,938	169,204	188.1%
Expenses
Commission expense	104,428	57,325	47,103	82.2%
Transaction costs	24,476	1,590	22,886	NM
Other expense	1,905	145	1,760	NM
General and administrative expenses
Salaries and related expense	37,205	21,344	15,861	74.3%
Equity-based compensation expense	51,650	5,177	46,473	897.7%
Other general and administrative expenses	17,717	6,352	11,365	178.9%
Total general and administrative expenses	106,572	32,873	73,699	224.2%
Total expenses	237,381	91,933	145,448	158.2%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax (benefit) expense	21,761	(1,995)	23,756	(1,190.8)%
Equity in earnings (losses) of unconsolidated ventures	(1,039)	—	(1,039)	N/A
Income (loss) before income tax (benefit) expense	20,722	(1,995)	22,717	(1,138.7)%
Income tax (benefit) expense	1,622	—	1,622	N/A
Net income (loss)	$19,100	$(1,995)	$24,339	(1,220.0)%

Asset Management and Other Fees
Asset management and other fees are comprised of fees from our Managed Companies summarized as follows (dollars in thousands):

	Years Ended December 31,
	2014	2013
NorthStar Realty:
Base fee	$79,443	N/A
Incentive fee	3,316	N/A
Subtotal NorthStar Realty	82,759	N/A	(1)
Sponsored Companies:
Asset management fees	27,975	13,721	(2)
Acquisition fees	34,548	11,709	(3)
Disposition fees	2,456	1,203	(4)
Subtotal Sponsored Companies	64,979	26,633
Total	$147,738	$26,633
__________________

(1)	We began earning fees on July 1, 2014, in connection with the management agreement with NorthStar Realty.

(2)
The increase was driven by the growth in assets of our Sponsored Companies. As of December 31, 2014 and 2013, our Sponsored Companies held aggregate assets of $3.8 billion and $2.0 billion, respectively.

(3)
The increase was driven by increased investment activity of our Sponsored Companies, significantly driven by $21.1 million earned from NorthStar Healthcare’s real estate equity investments made in 2014.

(4)	The increase was driven by increased repayments of debt investments from NorthStar Income in 2014.
Selling Commission and Dealer Manager Fees
We earn net commission income through NorthStar Securities for selling equity in our Sponsored Companies.
Selling commission and dealer manager fees represent fees earned for selling equity in our Sponsored Companies through NorthStar Securities. Pursuant to dealer manager agreements between NorthStar Securities and our Sponsored Companies, we generally receive selling commissions of up to 7% of gross offering proceeds raised, which we reallow to participating broker-dealers. In addition, we also generally receive a dealer manager fee of up to 3% of gross offering proceeds raised, a portion of which is typically also reallowed to participating broker-dealers and paid to certain employees of NorthStar Securities. Selling commission increased due to higher capital raising activity for the year ended December 31, 2014 as compared to the same period in 2013.
The following table presents equity raised by our Sponsored Companies for the periods presented (dollars in thousands):

	Years Ended December 31, (1)
	2014	2013
NorthStar Income	$42,661	$545,423	(2)
NorthStar Healthcare	867,245	109,243	(3)
NorthStar Income II	280,296	27,853	(3)
Total	$1,190,202	$682,519
_________________

(1)	Includes capital raised through the dividend reinvestment plan.

(2)	NorthStar Income successfully completed its primary offering on July 1, 2013.

(3)	Capital raising pace at both NorthStar Healthcare and NorthStar Income II accelerated in 2014. Shortly after year end, NorthStar Healthcare completed its initial primary offering.
Other Income
Other income primarily represents special servicing fees related to certain securitization transactions at the corporate level. We are a rated special servicer by Standard & Poor’s and Fitch Ratings and we receive special servicing fees for services related to certain securitization transactions. The increase is primarily the result of more services performed in 2014.
Expenses
Commission Expense
Commission expense represents fees to participating broker-dealers with whom we have selling agreements to raise capital for our Sponsored Companies and commissions to employees of NorthStar Securities. Commission income and expense both increased due to higher capital raising activity for the year ended December 31, 2014 as compared to the same period in 2013.

Transaction Costs
Transaction costs represent costs such as professional fees associated with the spin-off.
Other Expense
Other expense primarily represents depreciation expense and foreign exchange gain (loss) at the corporate level.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level except as it relates to direct compensation expense and other costs incurred at our broker-dealer, which is part of our broker-dealer segment.
General and administrative expenses increased $73.7 million primarily attributable to the following:
Salaries and related expense increased $15.9 million primarily due to most employees of NorthStar Realty becoming our employees upon the spin-off as well as hiring additional employees for increased activity, offset by an allocation to the Managed Companies.
Equity-based compensation expense increased $46.5 million primarily due to the prior period amount only represented an allocation of equity-based compensation expense related to NorthStar Realty’s historical asset management business. For the six months ended December 31, 2014, we recognized $37.9 million of equity-based compensation related to the NSAM Stock Plan (as defined below) and NorthStar Realty Equity Plans (as defined below). For the six months ended June 30, 2014, we were allocated $13.7 million of equity-based compensation expenses related to the NSAM Stock Plan and the NorthStar Realty Equity Plans. For the year ended December 31, 2013, we were allocated $5.2 million of equity-based compensation expense related to the NorthStar Realty Equity Plans.
Other general and administrative expenses increased $11.4 million primarily due to the spin-off as the prior period amount only represented an allocation of other general and administrative expense related to NorthStar Realty’s historical asset management business. For the six months ended December 31, 2014, we also incurred additional costs in connection with growing our business, offset by an allocation to the Managed Companies.
Equity in earnings (losses) on unconsolidated ventures
Equity in earnings (losses) on unconsolidated ventures represents interests in two investment management platforms that we acquired in 2014. From closing to December 31, 2014, operating income from AHI was $1.2 million, offset by $0.5 million of non-cash depreciation expense and equity-based compensation expense.
Income Tax (Benefit) Expense
Effective July 1, 2014, we are subject to both domestic and international income tax. We recognized a $5.0 million current income tax expense offset by a $3.3 million deferred income tax benefit for the six months ended December 31, 2014.
Comparison of the Year Ended December 31, 2013 to December 31, 2012 (Dollars in Thousands):

	Years Ended December 31,		Increase (Decrease)
	2013	2012	Amount	%
Revenues
Asset management and other fees, related parties	$26,633	$8,112	$18,521	228.3%
Selling commission and dealer manager fees, related parties	62,572	42,385	20,187	47.6%
Other income	733	264	469	177.7%
Total revenues	89,938	50,761	39,177	77.2%
Expenses
Commission expense	57,325	38,506	18,819	48.9%
Transaction costs	1,590	—	1,590	N/A
Other expense	145	290	(145)	(50.0)%
General and administrative expenses
Salaries and related expense	21,344	20,217	1,127	5.6%
Equity-based compensation expense	5,177	4,224	953	22.6%
Other general and administrative expenses	6,352	4,846	1,506	31.1%
Total general and administrative expenses	32,873	29,287	3,586	12.2%
Total expenses	91,933	68,083	23,850	35.0%
Net income (loss)	$(1,995)	$(17,322)	$15,327	(88.5)%

Asset Management and Other Fees
Asset management and other fees are comprised of fees from our Sponsored Companies summarized as follows (dollars in thousands):

	Years Ended December 31,
	2013	2012
Asset management fees	$13,721	$3,359
Acquisition fees	11,709	4,753
Disposition fees	1,203	—
Total	$26,633	$8,112	(1)
__________________

(1)
The increase was driven by the growth of our first Sponsored Company, NorthStar Income and the commencement of capital raising and in turn investments for our second and third Sponsored Companies, NorthStar Healthcare and NorthStar Income II, respectively.

Selling Commission and Dealer Manager Fees
We earn net commission income through NorthStar Securities for selling equity in our Sponsored Companies.
Selling commission and dealer manager fees represent fees earned for selling equity in our Sponsored Companies through NorthStar Securities. Pursuant to dealer manager agreements between NorthStar Securities and our Sponsored Companies, we generally receive selling commissions of up to 7% of gross offering proceeds raised, which we reallow to participating broker-dealers. In addition, we also generally receive a dealer manager fee of up to 3% of gross offering proceeds raised, a portion of which is typically also reallowed to participating broker-dealers and paid to certain employees of NorthStar Securities. Selling commission increased due to higher capital raising activity for the year ended December 31, 2013 as compared to the same period in 2012.
The following table presents equity raised by our Sponsored Companies for the periods presented (dollars in thousands):

	Years Ended December 31,(1)
	2013	2012
NorthStar Income	$545,423	$443,353	(2)
NorthStar Healthcare	109,243	—	(3)
NorthStar Income II	27,853	—	(3)
Total	$682,519	$443,353
_________________

(1)	Includes capital raised through the dividend reinvestment plan.

(2)	NorthStar Income successfully completed its primary offering on July 1, 2013.

(3)	Capital raising commenced at both NorthStar Healthcare and NorthStar Income II in 2013.
Other Income
Other income primarily represents special servicing fees related to certain securitization transactions at the corporate level. We are a rated special servicer by Standard & Poor’s and Fitch Ratings and we receive special servicing fees for services related to certain securitization transactions. The increase of $0.5 million is primarily the result of additional services performed in 2013.
Expenses
Commission Expense
Commission expense represents fees to participating broker-dealers with whom we have selling agreements to raise capital for our Sponsored Companies and commissions to employees of NorthStar Securities. Commission income and expense both increased due to stronger capital raising activity for the year ended December 31, 2013 as compared to the same period in 2012.
Transaction Costs
Transaction costs represent costs such as professional fees associated with the spin-off.
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
General and administrative expenses increased $3.6 million primarily attributable to the following:
Salaries and related expense increased $1.1 million primarily due to higher staffing levels to accommodate the business activities of our Sponsored Companies.
Equity-based compensation expense increased $1.0 million primarily due to higher staffing levels to accommodate the business activities of our Sponsored Companies.
Other general and administrative expenses increased $1.5 million primarily due to increased legal and other expenses related to our broker-dealer business ($2.2 million), offset by a decrease in legal and other expenses related to our Sponsored Companies ($0.7 million).
Liquidity and Capital Resources
Our capital sources may include cash flow provided from operating activities, primarily from management and other fees income paid to us from our Managed Companies, as well as borrowings and the issuance of common stock. Our primary uses of liquidity include operating expenses, dividends and acquisitions of investment management platforms. On a quarterly basis, our board of directors determines an appropriate common stock dividend based upon numerous factors, including CAD, availability of existing cash balances, general economic conditions and economic conditions that more specifically impact our business or prospects. Future dividend levels are subject to adjustment based upon our evaluation of the factors described above, as well as other factors that our board of directors may, from time-to-time, deem relevant to consider when determining an appropriate common stock dividend.
We expect that our cash flow from operating activities and available financing will be sufficient to satisfy our liquidity needs. As of December 31, 2014, we had a receivable, related parties balance primarily from our Managed Companies of $76 million, of which we received $47 million subsequent to December 31, 2014.
We currently believe that our existing sources of funds should be adequate for the purposes of meeting our short-term liquidity needs. Unrestricted cash as of February 26, 2015, was approximately $68 million.
Cash Flows
The following presents a summary of our combined consolidated statements of cash flows for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	Years Ended December 31,
Cash flow provided by (used in):	2014	2013	2012
Operating activities	$46,716	$(6,363)	$(19,563)
Investing activities	(43,582)	—	—
Financing activities	98,933	7,257	24,159
Effect of foreign exchange rate changes on cash	(405)	—	—
Net increase (decrease) in cash	$101,662	$894	$4,596
Year Ended December 31, 2014 Compared to December 31, 2013
Net cash provided by operating activities was $47 million for the year ended December 31, 2014 compared to $6 million used in operating activities for the year ended December 31, 2013. The increase was primarily due to asset management and other fees from our Managed Companies and excludes $47 million of fees received subsequent to December 31, 2014, offset by an increase in operating expenses incurred to grow our business.
Net cash used in investing activities represents investments in asset managers, including the AHI Interest ($40 million) and Distribution Finance Interest ($4 million).
Net cash provided by financing activities was $99 million for the year ended December 31, 2014 compared to $7 million for the year ended December 31, 2013. The increase was primarily due to the initial capital contribution upon the spin-off of $116 million which became effective on June 30, 2014 and an excess tax benefit of $2 million, offset by $19 million for the payment of dividends.

Year ended December 31, 2013 Compared to December 31, 2012
Net cash used in operating activities was $6 million for the year ended December 31, 2013 compared to $20 million for the year ended December 31, 2012. The decrease in net cash used was primarily due to increased asset management and other fees generated from our Sponsored Companies.
Net cash provided by financing activities was $7 million for the year ended December 31, 2013 compared to $24 million for the year ended December 31, 2012. The decrease was primarily due to transactions with NorthStar Realty including the operating activities between us and NorthStar Realty.
Contractual Obligations and Commitments
As of December 31, 2014, we had the following contractual commitments under operating leases for our offices in the United States: New York, New York; Denver, Colorado; Dallas, Texas; Bethesda, Maryland; and Los Angeles, California and internationally: London, United Kingdom; Senningerberg, Luxembourg; and Pembroke, Bermuda (dollars in thousands):

		2015	2016 - 2017	2018 - 2019	Thereafter
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating leases	$12,892	$3,994	$7,104	$1,794	$—

Off-Balance Sheet Arrangements
We have certain arrangements which do not meet the definition of off-balance sheet arrangements, but do have some of the characteristics of off-balance sheet arrangements such as our investments in asset management businesses. Refer to Note 4. “Investments in Unconsolidated Ventures” in Item 8. “Financial Statements and Supplementary Data” for a discussion of such unconsolidated ventures in our consolidated financial statements. Our exposure to loss is limited to the carrying value of our investment.
Related Party Arrangements
NorthStar Realty
Investment Opportunities
Under the management agreement, NorthStar Realty agreed to make available to us for the benefit of our Managed Companies, including NorthStar Realty, all investment opportunities sourced by NorthStar Realty. We agreed to fairly allocate such opportunities among our Managed Companies, including NorthStar Realty, in accordance with our investment allocation policy. Pursuant to the management agreement, NorthStar Realty is entitled to fair and reasonable compensation for its services in connection with any loan origination opportunities sourced by it, which may include first mortgage loans, subordinate mortgage interests, mezzanine loans and preferred equity interests, in each case relating to commercial real estate.
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
Credit Agreement
In connection with the spin-off, we entered into a revolving credit agreement with NorthStar Realty pursuant to which NorthStar Realty makes available to us, on an “as available basis,” up to $250 million of financing for a five year term at LIBOR plus 3.50%. The revolving credit facility is unsecured. We expect to use the proceeds for general corporate purposes, including potential future acquisitions. In addition, we may use the proceeds to acquire assets on behalf of our Managed Companies that we intend to allocate to such Managed Company but for which such Managed Company may not then have immediately available funds. The terms of the revolving credit facility contain various representations, warranties, covenants and conditions, including the condition that NorthStar Realty’s obligation to advance proceeds to us is dependent upon NorthStar Realty and its affiliates having at least $100 million of either unrestricted cash and cash equivalents or amounts available under committed lines of credit, after taking into account the amount we seek to draw under the facility. As of December 31, 2014, we had no borrowings outstanding under the credit agreement.

Healthcare Strategic Joint Venture
In January 2014, we entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc., focused on expanding our healthcare business into a preeminent healthcare platform, or the Healthcare Strategic Partnership. In connection with the partnership, Mr. Flaherty oversees and seeks to grow both NorthStar Realty’s healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In connection with entering into the partnership, NorthStar Realty granted Mr. Flaherty certain RSUs, which partially became our RSUs upon spin-off. The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% above certain hurdles for new and existing healthcare real estate investments held by NorthStar Realty and NorthStar Healthcare. The partnership will also be entitled to any incentive fees earned from NorthStar Healthcare or any future healthcare non-traded REITs sponsored by us, NorthStar Realty or any affiliates. For the year ended December 31, 2014, we did not earn any incentive fees related to the Healthcare Strategic Partnership. On February 2, 2015, in connection with the completion of NorthStar Healthcare’s initial primary offering, we issued 20,305 RSUs to Mr. Flaherty.
AHI Venture
In connection with the AHI Interest, AHI Newco, LLC, or AHI Ventures, a direct wholly-owned subsidiary of AHI, provides certain asset management, property management and other services to us to assist in managing the current and future healthcare assets (excluding any joint venture assets) of NorthStar Realty and other Sponsored Companies, including the assets formerly owned by Griffin-American and the assets by its former operating partnership, Griffin-American Healthcare REIT II Holdings, LP, or Griffin-America OP portfolio. AHI Ventures receives a base management fee of $0.6 million per year plus 0.50% of the equity invested by NorthStar Realty in future assets (excluding assets in the Griffin-American OP portfolio and other joint ventures) that AHI Ventures may manage. AHI Ventures would be entitled to additional base management fees should it manage assets on behalf of any other Managed Companies. AHI Ventures also intends to directly or indirectly sponsor, co-sponsor, form, register, market, advise, manage and/or operate investment vehicles that are intended to invest primarily in healthcare real estate assets. In addition, Mr. Flaherty acquired a 9% interest in AHI Ventures.
RXR Realty
In December 2013, NorthStar Realty entered into a strategic transaction with RXR Realty. The investment in RXR Realty includes an approximate 30% equity interest. NorthStar Realty’s equity interest in RXR Realty is structured so that we are entitled to certain fees in connection with RXR Realty’s investment management business.
Recent Developments
Dividends
On February 25, 2015, we declared a dividend of $0.10 per share of common stock. The common stock dividend will be paid on March 13, 2015 to stockholders of record as of the close of business on March 9, 2015.
Island Interest
In January 2015, we acquired the Island Interest for $33 million in cash and $5 million of our common stock, subject to certain lock-up and vesting restrictions. Island is a leading, independent select service hotel management company and manages approximately 140 hotel properties representing $3.7 billion, of which 101 hotel properties are owned by NorthStar Realty.
Proposed Spin-off of European Real Estate Business
On February 26, 2015, NorthStar Realty announced that its board of directors unanimously approved the NRF Proposed European Spin. Currently, NorthStar Realty has acquired or committed to acquire $2 billion of European real estate (excluding European healthcare assets) comprised of 50 properties spanning across some of Europe’s top markets that will be contributed to NRE upon the completion of the NRF Proposed European Spin. We will manage NRE pursuant to a long-term management agreement, on substantially similar terms as our management agreement with NorthStar Realty. The NRF Proposed European Spin is expected to be completed in the second half of 2015.
Non-GAAP Financial Measure
We believe that CAD provides investors and management with a meaningful indicator of operating performance. Management also uses CAD, among other measures, to evaluate profitability. In addition, the incentive fees to which we are entitled pursuant to our management agreement with NorthStar Realty are determined using NorthStar Realty’s CAD as a performance metric. We believe that CAD is useful because it adjusts net income (loss) for a variety of non-cash, one-time and certain non-recurring items.
We calculate CAD by subtracting from or adding to net income (loss): equity-based compensation, depreciation related items, foreign currency gains (losses), straight-line rent, adjustments for joint ventures, deferred tax (benefit) expense and transaction and other costs. In future periods, such adjustments may include amortization of deferred financing costs, impairment on goodwill and other intangible assets and other one-time events pursuant to changes in U.S. GAAP and certain other non-recurring items. These items, if applicable, include any adjustments for unconsolidated ventures. Management also believes that quarterly distributions are principally based on operating performance and our board of directors includes CAD as one of several metrics it reviews to determine quarterly distributions to stockholders.
CAD should not be considered as an alternative to net income (loss), determined in accordance with U.S. GAAP, as an indicator of operating performance. In addition, our methodology for calculating CAD may differ from the methodologies used by other comparable companies when calculating the same or similar supplemental financial measures and may not be comparable with these companies.
The following table presents a reconciliation of CAD to net income (loss) for the three and six months ended December 31, 2014 (dollars in thousands):

	December 31, 2014
	Three Months Ended		Six Months Ended
Net income (loss)	$30,908		$49,652
Adjustments:
Equity-based compensation	21,364		37,905
Deferred tax (benefit) expense	(3,331)		(3,331)
Adjustment related to joint ventures (1)	1,040		1,040
Other	650	(2)	1,457	(3)
CAD	$50,631		$86,723
_______________

(1)	Includes $0.3 million of equity-based compensation expense and $0.7 million of depreciation and amortization expense related to an unconsolidated venture.

(2)
The three months ended December 31, 2014 includes $0.5 million of depreciation and amortization expense, $0.1 million of foreign currency related adjustments and $0.1 million of straight-line rental expense.

(3)
The six months ended December 31, 2014 includes $0.9 million of depreciation and amortization expense, $0.4 million of foreign currency related adjustments and $0.2 million of straight-line rental income.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is primarily related to our role providing asset management and other services to our Managed Companies, both in the United States and internationally and its effect on the asset management, incentive and other fees we earn. Our exposure to market risk will increase as we expand into new asset classes and geographies, and as a result, we will seek to enter into strategic partnerships and joint ventures with third parties with expertise in commercial real estate or other sectors and markets to augment our business operations while at the same time benefiting from the fee streams generated by such strategic partnerships and joint ventures. Our asset management, incentive and other fees are primarily driven by the ability of our Managed Companies to grow by raising capital, which will in turn be driven by their investment activities, overall performance and various factors beyond our control, including but not limited to, monetary and fiscal policies, domestic and international economic conditions and political considerations. The effect of such risks on our asset management, incentive and other fee agreements vary based on the management contract with the respective Managed Company.
The NorthStar Realty management agreement consists of a base management fee which increases as equity is raised and an incentive fee which is based on the performance of NorthStar Realty using CAD as an operating metric. The base management fee currently represents the majority of the fee. The ability of NorthStar Realty to grow is dependent on access to the capital markets to raise equity and/or debt capital. To the extent that general capital markets activity slows down or comes to a halt (as was the case during the recession that began in 2008), NorthStar Realty may have difficulty growing. This risk is based on micro and macro-economic market factors including but not limited to disruptions in the equity and debt capital markets and institutional lending market, including the lack of access to capital or prohibitively high costs of obtaining or replacing capital. Despite recent improvements, the markets could suffer another severe downturn and another liquidity crisis could emerge.
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
To a lesser extent, we are indirectly exposed to credit risk through the performance of our Managed Companies. Credit risk relates to the ability of the individual investments to perform, for instance the ability for the borrowers’ underlying debt or securities investments to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through a comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction.
Foreign Currency Exchange Rate Risk
We are subject to risks related to changes in foreign currency exchange rates as a result of our international operations. As a result, changes in exchange rates may either positively or negatively affect our consolidated revenues and expenses (as expressed in U.S. dollars). We may use several strategies to mitigate our exposure through a combination of foreign currency derivative instruments and use non-U.S. denominated borrowings, where appropriate.
Non-U.S. Operations
We conduct business internationally, with a current focus on Europe. We currently have foreign offices in the United Kingdom, Luxembourg and Bermuda. We are subject to social instability, changes in governmental policies or policies of central banks, expropriation, nationalization, unfavorable political and diplomatic developments and changes in legislation relating to non-U.S. ownership. As we continue to expand internationally, we will continue to focus on monitoring and managing these risk factors as they relate to specific international investments.

Item 8.   Financial Statements and Supplementary Data
The combined consolidated financial statements of NorthStar Asset Management Group Inc. and the notes related to the foregoing combined consolidated financial statements, together with the independent registered public accounting firm’s reports thereon are included in this Item 8.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of NorthStar Asset Management Group Inc.
We have audited the accompanying combined consolidated balance sheets of NorthStar Asset Management Group Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related combined consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the combined consolidated financial statements referred to above present fairly, in all material respects, the financial position of NorthStar Asset Management Group Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
New York, New York
March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of NorthStar Asset Management Group Inc.

We have audited the internal control over financial reporting of NorthStar Asset Management Group Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the combined consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York

March 2, 2015

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
COMBINED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	December 31,
	2014	2013
Assets
Cash	$109,199	$7,537
Restricted cash	3,190	—
Receivables, related parties	77,626	23,187
Investments in unconsolidated ventures	54,480	—
Other assets	22,492	985
Total assets	$266,987	$31,709
Liabilities
Accounts payable and accrued expenses	$53,075	$1,373
Commission payable	12,164	1,968
Total liabilities	65,239	3,341
Commitments and contingencies
Equity
Performance common stock, $0.01 par value, 500,000,000 shares authorized; 3,738,314 shares and no shares issued and outstanding as of December 31, 2014 and 2013, respectively	37	—
Preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2014 and 2013	—	—
Common stock, $0.01 par value, 1,000,000,000 and 3,000 shares authorized, 192,947,856 and 1,000 shares issued and outstanding as of December 31, 2014 and 2013, respectively	1,930	—
Additional paid-in capital	276,874	105,498
Retained earnings (accumulated deficit)	(77,093)	(77,130)
Total equity	201,748	28,368
Total liabilities and equity	$266,987	$31,709

Refer to accompanying notes to combined consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share and Per Share Data)

	Years Ended December 31,
	2014(1)	2013	2012
Revenues
Asset management and other fees, related parties (2)	$147,738	$26,633	$8,112
Selling commission and dealer manager fees, related parties	110,563	62,572	42,385
Other income	841	733	264
Total revenues	259,142	89,938	50,761
Expenses
Commission expense (refer to Note 3)	104,428	57,325	38,506
Transaction costs	24,476	1,590	—
Other expense	1,905	145	290
General and administrative expenses
Salaries and related expense	37,205	21,344	20,217
Equity-based compensation expense	51,650	5,177	4,224
Other general and administrative expenses	17,717	6,352	4,846
Total general and administrative expenses	106,572	32,873	29,287
Total expenses	237,381	91,933	68,083
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax (benefit) expense	21,761	(1,995)	(17,322)
Equity in earnings (losses) of unconsolidated ventures	(1,039)	—	—
Income (loss) before income tax (benefit) expense	20,722	(1,995)	(17,322)
Current income tax (benefit) expense	4,953	—	—
Deferred income tax (benefit) expense	(3,331)	—	—
Net income (loss)	$19,100	$(1,995)	$(17,322)
Earnings (loss) per share:
Basic	$0.10	$(0.01)	$(0.09)
Diluted	$0.10	$(0.01)	$(0.09)
Weighted average number of shares:
Basic	187,852,497	187,815,614	187,815,614
Diluted	194,408,211	187,815,614	187,815,614
______________________

(1)
The combined consolidated financial statements for the year ended December 31, 2014 include: (i) the Company’s results of operations for the six months ended December 31, 2014, which represents the Company’s results of operations following the spin-off of NorthStar Realty’s historical asset management business on June 30, 2014; and (ii) the Company’s results of operations for the six months ended June 30, 2014 which represents a carve-out of revenues and expenses attributable to the Company related to NorthStar Realty’s historical asset management business. The Company historical financial information for the years ended December 31, 2013 and 2012 was prepared on the same basis as the six months ended June 30, 2014. As a result, results of operations for the year ended December 31, 2014 may not be comparative to the Company’s results of operations reported for the prior periods presented.

(2)	The Company began earning fees on July 1, 2014, in connection with the management agreement with NorthStar Realty (refer to Note 1).

Refer to accompanying notes to combined consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Performance Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2011	—	$—	—	$—	$64,626	$(57,813)	$6,813
NorthStar Realty contribution (refer to Note 1)	—	—	—	—	28,384	—	28,384
Net income (loss)	—	—	—	—	—	(17,322)	(17,322)
Balance as of December 31, 2012	—	—	—	—	93,010	(75,135)	17,875
NorthStar Realty contribution (refer to Note 1)	—	—	—	—	12,488	—	12,488
Net income (loss)	—	—	—	—	—	(1,995)	(1,995)
Balance as of December 31, 2013	—	—	—	—	105,498	(77,130)	28,368
Capital contribution of NorthStar Realty	—	—	188,597	1,886	119,323	—	121,209
Amortization of equity-based compensation	—	—	—	—	51,519	—	51,519
Issuance of common stock to directors	—	—	38	—	—	—	—
Issuance of common stock to transactions (refer to Note 4)	—	—	956	10	10,300	—	10,310
Issuance of common stock relating to equity-based compensation, net of forfeitures	—	—	827	8	(8)	—	—
Settlement of RSUs to common stock (refer to Note 7)	—	—	3,030	31	(31)	—	—
Settlement of RSUs to performance common stock (refer to Note 8)	3,738	37	—	—	(37)	—	—
Dividends on common stock, Deferred LTIPs and RSUs	—	—	—	—	—	(19,063)	(19,063)
Tax withholding related to vesting of RSUs	—	—	(500)	(5)	(11,289)	—	(11,294)
Excess tax benefit from equity-based compensation	—	—	—	—	1,599	—	1,599
Net income (loss)	—	—	—	—	—	19,100	19,100
Balance as of December 31, 2014	3,738	$37	192,948	$1,930	$276,874	$(77,093)	$201,748

Refer to accompanying notes to combined consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$19,100	$(1,995)	$(17,322)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	1,039	—	—
Accrued transaction costs	5,205	—	—
Depreciation expense	893	74	65
Amortization of equity-based compensation	51,519	5,177	4,224
Unrealized foreign currency (gain) loss	405	—	—
Straight line rent, net	154	—	—
Deferred income tax, net	3,095	—	—
Change in assets and liabilities:
Restricted cash	(3,190)	—	—
Receivables, related parties	(54,439)	(9,976)	(7,402)
Other assets	(17,602)	(657)	(8)
Accounts payable and accrued expenses	30,341	(954)	880
Commission payable	10,196	1,968	—
Net cash provided by (used in) operating activities	46,716	(6,363)	(19,563)
Cash flows from investing activities:
Investments in unconsolidated ventures	(43,582)	—	—
Net cash provided by (used in) investing activities	(43,582)	—	—
Cash flows from financing activities:
Contribution from NorthStar Realty (refer to Note 1)	116,397	7,257	24,159
Excess tax benefit from equity-based compensation	1,599	—	—
Dividends	(19,063)	—	—
Net cash provided by (used in) financing activities	98,933	7,257	24,159
Effect of foreign exchange rate changes on cash	(405)	—	—
Net increase (decrease) in cash	101,662	894	4,596
Cash - beginning of period	7,537	6,643	2,047
Cash - end of period	$109,199	$7,537	$6,643

Supplemental disclosure of non-cash investing and financing activities:
Deemed capital contribution from NorthStar Realty (refer to Note 1)	$4,811	$—	$—
Common stock related to transactions	10,310	—	—
Accrued transaction costs relating to investments in unconsolidated ventures	1,538	—	—
Tax effect related to the vesting of RSUs	11,294	—	—
Equity incentive plan	88	—	—

Supplemental disclosures of cash flow information:
Payment of income tax	$6,700	$—	$—

Refer to accompanying notes to combined consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Organization
NorthStar Asset Management Group Inc. (“NSAM” or the “Company”) is a global asset management firm focused on strategically managing real estate and other investment platforms in the United States and internationally. The Company commenced operations on July 1, 2014, upon the spin-off by NorthStar Realty Finance Corp. (“NorthStar Realty”) of its spin-off of its asset management business into a separate publicly-traded company, NSAM, a Delaware corporation. The spin-off was in the form of a tax-free distribution to NorthStar Realty’s common stockholders where each NorthStar Realty common stockholder received shares of the Company’s common stock on a one-for-one basis. At the same time, NorthStar Realty became externally managed by an affiliate of the Company through a management contract with an initial term of 20 years. NorthStar Realty continues to operate its commercial real estate debt origination business. Most of NorthStar Realty’s employees at the time of the spin-off became employees of the Company.
Certain of the Company’s affiliates of the Company also manage NorthStar Realty’s previously sponsored non-traded real estate investment trusts (“REITs”), as well as new non-traded companies and any future sponsored company (referred to as the “Sponsored Companies” and together with NorthStar Realty, referred to as the “Managed Companies”).
The Company is organized to provide asset management and other services to the Managed Companies or any other companies it may sponsor in the future, both in the United States and internationally. The Managed Companies have historically invested in the commercial real estate (“CRE”) industry. The Company seeks to expand the scope of its asset management business beyond real estate into new asset classes and geographies by organically creating and managing additional investment vehicles or through acquisitions, strategic partnerships and joint ventures. To date, the Company has acquired an approximate 44% interest in American Healthcare Investors LLC (the “AHI Interest”) (refer to Note 5), an approximate 45% interest in Island Hospitality Management Inc. (the “Island Interest”) (refer to Note 12) and an approximate 50% interest in Distribution Finance Corporation (the “Distribution Finance Interest”).
The Company earns asset management, incentive and other fees, directly or indirectly, pursuant to management and other contracts and investments in asset managers. In addition, the Company owns NorthStar Realty Securities, LLC (“NorthStar Securities”), a captive broker-dealer platform registered with the Securities and Exchange Commission (“SEC”) which raises capital in the retail market for the Sponsored Companies.
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
Proposed Spin-off of European Real Estate Business
On February 26, 2015, NorthStar Realty announced that its board of directors unanimously approved a plan to spin-off its European real estate business (the “NRF Proposed European Spin”) into a newly-formed publicly-traded REIT, NorthStar Realty Europe Corp. (“NRE”) expected to be listed on the New York Stock Exchange (“NYSE”) and potentially in Europe. Currently, NorthStar Realty has acquired or committed to acquire $2 billion of European real estate (excluding European healthcare assets) comprised of 50 properties spanning across some of Europe’s top markets that will be contributed to NRE upon the completion of the NRF Proposed European Spin. The Company will manage NRE pursuant to a long-term management agreement, on substantially similar terms as the Company’s management agreement with NorthStar Realty. The NRF Proposed European Spin is expected to be completed in the second half of 2015.

2.	Summary of Significant Accounting Policies
Basis of Accounting
The accompanying combined consolidated financial statements and related notes of the Company are presented on a carve-out basis for the period prior to June 30, 2014 and have been prepared from the historical consolidated balance sheets, statements of operations and cash flow attributed to the historical asset management business of NorthStar Realty and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).
The combined consolidated financial statements for the six months ended December 31, 2014 represent the Company subsequent to the spin-off of NorthStar Realty’s historical asset management business of managing the Sponsored Companies, owning NorthStar Securities and operating its special servicing business. In connection with the spin-off, most of NorthStar Realty’s employees at the time of the spin-off became employees of the Company except for executive officers, employees engaged in NorthStar Realty’s loan origination business at the time of the spin-off and certain other employees that became co-employees of both the Company and NorthStar Realty. Therefore, subsequent to June 30, 2014, the Company generally incurs substantially all employee-related cash costs.
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
Variable Interest Entities
A variable interest entity (“VIE”) is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. The Company bases its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity.
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
Furniture, fixtures and equipment
Furniture, fixtures and equipment is carried at historical cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred. Major replacements and betterments which improve or extend the life of assets are capitalized and depreciated over their useful life. Furniture, fixtures and equipment is depreciated using the straight-line method over the estimated useful lives of assets.
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
Cash
Cash, including amounts restricted, may at times exceed the Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution. The Company mitigates credit risk by placing cash with major financial institutions. To date, the Company has not experienced any losses on cash.
Restricted Cash
Restricted cash represents cash held by the Company’s foreign subsidiaries due to certain regulatory capital requirements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Assets and Accounts Payable and Accrued Expenses
The following table presents a summary of other assets and accounts payable and accrued expenses as of December 31, 2014 and 2013 (dollars in thousands):

	December 31,
	2014(1)	2013
Other assets:
Prepaid income taxes	$6,656	$—
Furniture, fixtures and equipment, net (2)	4,629	295
Deferred tax asset	3,155	—
Prepaid expenses	2,279	547
Security deposits	2,232	34
Due from participating broker-dealers	1,965	—
Pending deal costs	1,045	—
Other	531	109
Total	$22,492	$985
__________________

(1)	Includes fixed assets, tenant improvements and deposits related to leased offices that were transferred to the Company at the time of the spin-off on June 30, 2014.

(2)	The Company recorded depreciation expense of $0.9 million and $0.1 million for the years ended December 31, 2014 and 2013, respectively.

	December 31,
	2014	2013
Accounts payable and accrued expenses:
Accrued bonus	$25,911	$678
Accrued tax withholding (1)	11,938	—
Accrued transaction expense	5,205	—
Income tax payable	3,118	—
Accrued payroll	1,400	39
Accrued professional fees	740	54
Deferred tax liability	60	—
Other	4,703	602
Total	$53,075	$1,373
__________________

(1)	Represents withholding tax related to vesting and net settlement of restricted stock units.
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
Selling Commission and Dealer Manager Fees and Commission Expense
Selling commission and dealer manager fees represent income earned by the Company for selling equity in the Sponsored Companies through NorthStar Securities. Selling commission and dealer manager fees and commission expense are accrued on a trade date basis. As of December 31, 2014, commission payable of $12.2 million includes $3.7 million due to NorthStar Securities employees.
Allowance for Doubtful Accounts
An allowance for a doubtful account is established when, in the opinion of the Company, a full recovery of a receivable becomes doubtful. A receivable is written off when it is no longer collectible and/or legally discharged. As of December 31, 2014 and 2013, there was no allowance for doubtful accounts.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity-Based Compensation
The Company accounts for equity-based compensation awards, including awards granted to co-employees, using the fair value method, which requires an estimate of fair value of the award. Awards may be based on a variety of measures such as time, performance, market or a combination thereof. For time-based awards, fair value is determined based on the stock price on the grant date. The Company recognizes compensation expense over the vesting period on a straight-line basis. For performance-based awards, fair value is determined based on the stock price at the date of grant and an estimate of the probable achievement of such measure. The Company recognizes compensation expense over the requisite service period, net of estimated forfeitures, using the accelerated attribution expense method. For market-based measures, fair value is determined using a Monte Carlo analysis under a risk-neutral premise using a risk-free interest rate. The Company recognizes compensation expense over the requisite service period, net of estimated forfeitures, on a straight-line basis.
For awards with a combination of performance or market measures, the Company estimates the fair value as if it were two separate awards. First, the Company estimates the probability of achieving the performance measure. If it is not probable the performance condition will be met, the Company records the compensation expense based on the fair value of the market measure, as described above. This expense is recorded even if the market-based measure is never met. If the performance-based measure is subsequently estimated to be achieved, the Company records compensation expense based on the performance-based measure. The Company would then record a cumulative catch-up adjustment for any additional compensation expense.
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
Comprehensive Income (Loss)
The Company had no items of other comprehensive income (loss), so its comprehensive (loss) is the same as the net (loss) for all periods presented.
Earnings Per Share
The Company’s basic earnings per share (“EPS”) is calculated using the two-class method for each class of common stock and participating security as if all earnings for the years ended had been distributed by dividing net income (loss) attributed to common stockholders by the weighted average number of common stock outstanding. Under the two-class method, the net income is first reduced for distributions declared on all classes of securities to arrive at undistributed earnings. Under the two-class method, the net loss is reduced for distributions declared on participating securities only if the security has the right to participate in the earnings of the entity and an objectively determinable contractual obligation to share in net losses of the entity. Diluted EPS includes restricted stock and the potential dilution that could occur if outstanding restricted stock units (“RSUs”) or other contracts to issue common stock, assuming performance hurdles have been met, were converted to common stock, including Deferred LTIP Units (refer to Note 7), where such exercise or conversion would result in a lower EPS. The dilutive effect of such RSUs and Deferred LTIP Units is calculated assuming all units are converted to common stock.
Income Taxes
Certain subsidiaries of the Company are subject to taxation by federal, state and foreign authorities for the periods presented. The Company and its U.S. subsidiaries will file a consolidated federal income tax return. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred taxes.
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
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

3.	Management Agreements and Managed Companies
NorthStar Realty
Management Agreement
Upon completion of the Distribution, the Company entered into a management agreement with NorthStar Realty for an initial term of 20 years, which will be automatically renewed for additional 20-year terms each anniversary thereafter unless earlier terminated. As asset manager, the Company is responsible for NorthStar Realty’s day-to-day operations, subject to the supervision of the NorthStar Realty board of directors. Through its global network of subsidiaries and branch offices, the Company performs services and activities relating to, among other things, investments and financing, portfolio management and other administrative services, such as accounting and investor relations, to NorthStar Realty and its subsidiaries other than NorthStar Realty’s commercial real estate loan origination business. The management agreement with NorthStar Realty provides for a base management and incentive fee.
For the six months ended December 31, 2014, the Company earned $79.4 million related to the base management fee, $41.4 million of which is recorded in receivable, related parties on the combined consolidated balance sheets. The management contract with NorthStar Realty commenced on July 1, 2014, and as such, there were no management fees earned for the six months ended June 30, 2014. The base management fee from NorthStar Realty will increase subsequent to December 31, 2014, by an amount equal to 1.5% per annum of the sum of:

•	cumulative net proceeds of all future common equity and preferred equity issued by NorthStar Realty;

•	equity issued by NorthStar Realty in exchange or conversion of exchangeable senior notes based on the stock price at the date of issuance;

•
any other issuances by NorthStar Realty of common equity, preferred equity or other forms of equity, including but not limited to limited partnership interests in an operating partnership (“LTIP”) units (excluding equity-based compensation, but including issuances related to an acquisition, investment, joint venture or partnership); and

•
cumulative cash available for distribution (“CAD”) of NorthStar Realty in excess of cumulative distributions paid on common stock, LTIP units or other equity awards beginning the first full calendar quarter after the spin-off.

Additionally, NorthStar Realty’s equity interest in RXR Realty LLC (“RXR Realty”) and Aerium Group is structured so that the Company is entitled to the portion of distributable cash flow from each investment in excess of the $10.0 million minimum annual base amount.
For the six months ended December 31, 2014, the Company earned $3.3 million related to the incentive management fee, $2.0 million of which is recorded in receivable, related parties on the combined consolidated balance sheets. The incentive management fee is calculated and payable quarterly in arrears in cash, equal to:

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
Weighted average shares represents the number of shares of NorthStar Realty’s common stock, LTIP units or other equity-based awards (with some exclusions), outstanding on a daily weighted average basis. With respect to the base management fee, all equity issuances are allocated on a daily weighted average basis during the fiscal quarter of issuances.
Furthermore, if NorthStar Realty were to spin-off any asset or business in the future, such as the recently announced NRF Proposed European Spin, such entity would be managed by the Company on terms substantially similar to those set forth in the management agreement between the Company and NorthStar Realty. The management agreement further provides that the aggregate base management fee in place immediately after any future spin-off will not be less than the aggregate base management fee in place at NorthStar Realty immediately prior to such spin-off.
Payment of Costs and Expenses and Expense Allocation
NorthStar Realty is responsible for all of its direct costs and expenses and will reimburse the Company for costs and expenses incurred by the Company on its behalf. In addition to NorthStar Realty’s costs and expenses, following the spin-off, NorthStar Realty is obligated to reimburse the Company for additional costs and expenses incurred by the Company for an amount not to exceed the following: (i) 20.0% of the combined total of: (a) NorthStar Realty’s general and administrative expenses as reported in its consolidated financial statements excluding: (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to the Company under the terms of the management agreement and (4) any allocation of expenses from NorthStar Realty (“NorthStar Realty G&A”); and (b) the Company’s general and administrative expenses as reported in its combined consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any of the Managed Companies, less (ii) the NorthStar Realty G&A. For the six months ended December 31, 2014, the Company allocated $5.2 million to NorthStar Realty, of which $4.0 million is recorded in receivables, related parties in the combined consolidated balance sheets.
Sponsored Companies
The following table presents a summary of the fee arrangements with the current Sponsored Companies:

	NorthStar	NorthStar	NorthStar	NorthStar/RXR
	Income	Healthcare	Income II	New York Metro(9)
Offering amount(1)	$1.1 billion	$1.8 billion(8)	$1.65 billion	$2.0 billion
Total raised through February 24, 2015 (2)	$1.2 billion	$1.1 billion	$385 million	(10)
Primary strategy	CRE Debt	Healthcare Equity and Debt	CRE Debt	New York City CRE Equity and Debt
Primary offering period	Completed July 2013	Ends February 2017(8)	Ends May 2015(11)	Ends February 2017(11)
Asset Management and Other Fees:
Asset management fees (3)	1.25% of assets	1.00% of assets	1.25% of assets	1.25% of assets
Acquisition fees (4)	1.00% of investment	2.25% for real estate properties 1.00% of other investments	1.00% of investment	2.25% for real estate properties 1.00% of other investments
Disposition fees (5)	1.00% of sales price	2.00% for real estate properties 1.00% of sales price for debt investments	1.00% of sales price	2.00% for real estate properties 1.00% of sales price for debt investments
Incentive payments (6)	15.00% of net cash flows after an 8.00% return	15.00% of net cash flows after a 6.75% return(7)	15.00% of net cash flows after a 7.00% return	15.00% of net cash flows after a 6.00% return
__________________

(1)	Represents amount of shares registered to offer pursuant to each Sponsored Company’s public offering and includes the follow-on public offering of up to $700 million for NorthStar Healthcare.

(2)	Includes capital raised through the dividend reinvestment plan.

(3)
Assets represent principal amount funded or allocated for debt investments originated or acquired and the cost of all other investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or the Company’s proportionate share thereof in the case of an investment made in a joint venture).

(4)
Calculated based on the amount funded or allocated by the Sponsored Companies to originate or acquire investments, including acquisition expenses and any financing attributable to such investments (or the proportionate share thereof in the case of an equity investment made through a joint venture).

(5)	Calculated based on contractual sales price of each investment sold.

(6)
The Company is entitled to receive distributions equal to 15% of net cash flow of the respective Sponsored Company, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

equal to their invested capital plus the respective cumulative, non-compounded annual pre-tax return (as noted in the table above) on such invested capital.

(7)	The Healthcare Strategic Partnership is entitled to the incentive fees earned from managing NorthStar Healthcare, of which the Company earn its proportionate interest (refer to Note 5).

(8)
NorthStar Healthcare successfully completed its public offering on February 2, 2015 by raising $1.1 billion in capital. The Company began raising capital for NorthStar Healthcare’s follow-on public offering at the end of February 2015.

(9)	Any asset management and other fees incurred by NorthStar/RXR New York Metro will be shared between the Company and RXR Realty as co-sponsors.

(10)	The Company expects to begin raising capital for NorthStar/RXR New York Metro in 2015.

(11)	Offering period subject to extension as determined by the board of directors of each company.
For the years ended December 31, 2014, 2013 and 2012, the Company earned $65.0 million, $26.6 million and $8.1 million, respectively, of asset management and other fees from the Sponsored Companies.
In addition to the Sponsored Companies above, NorthStar Corporate confidentially submitted its registration statement on Form N-2 to the SEC in December 2014. NorthStar Corporate seeks to raise up to $1.0 billion in a public offering of common stock.  NorthStar Corporate is structured as a non-diversified, closed-end management investment company that intends to elect to be regulated as a BDC under the Investment Company Act of 1940, as amended.  NorthStar Corporate intends to engage OZ Institutional Credit Management LP (“OZ Credit Management”) an affiliate of Och-Ziff Capital Management Group, LLC (“Och-Ziff”), an alternative asset manager, to serve as the sub-advisor to manage NorthStar Corporate’s investments and oversee operations. Any asset management and other fees incurred by NorthStar Corporate will be shared between the Company and OZ Credit Management as co-sponsors. NorthStar Corporate intends to invest in senior and subordinate loans to middle-market companies.
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
Distribution Support
NorthStar Realty committed to invest up to $10.0 million in each of the Sponsored Companies that are in their offering stage. In addition, consistent with its past practices, NorthStar Realty will commit up to $10.0 million for distribution support in any future non-traded sponsored company that the Company sponsors, up to a total of five new companies per year.
The distribution support agreement related to NorthStar/RXR New York Metro is an obligation of both NorthStar Realty and RXR Realty, where each agreed to purchase up to an aggregate of $10.0 million in Class A common stock during the two-year period following commencement of the offering, with NorthStar Realty and RXR Realty agreeing to purchase 75% and 25% of any shares purchased, respectively.
Payment of Costs and Expenses and Expense Allocation
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

	NorthStar Income	NorthStar Healthcare	NorthStar Income II	NorthStar/RXR New York Metro
Organization and offering costs (1)	$11.0 million (2)	$22.5 million, or 1.5% of the proceeds expected to be raised from the offering (4)	$24.8 million, or 1.5% of the proceeds expected to be raised from the offering	$30.0 million, or 1.5% of the proceeds expected to be raised from the offering
Operating costs (3)	Greater of 2.0% of its average invested assets or 25.0% of its net income	Greater of 2.0% of its average invested assets or 25.0% of its net income	Greater of 2.0% of its average invested assets or 25.0% of its net income	Greater of 2.0% of its average invested assets or 25.0% of its net income
 __________________

(1)
Represents reimbursement for organization and offering costs paid on behalf of the Sponsored Companies in connection with their respective offerings. The Company is facilitating the payment of organization and offering costs on behalf of the Sponsored Companies. The Company records these costs as Receivables, related parties on its consolidated balance sheets until repaid. The Sponsored Companies record these costs as either advisory fees-related parties on their consolidated statements of operations or as a cost of capital in their consolidated statements of equity.

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

(4)	Excludes shares being offered pursuant to the dividend reinvestment plan.
The following table presents receivables, related parties on the consolidated balance sheets as of December 31, 2014 and 2013 (dollars in thousands):

	December 31,
	2014		2013
NorthStar Realty: (1)
Base management fee	$41,395		N/A
Incentive fee	2,000		N/A
Other	4,019		N/A
Subtotal NorthStar Realty	47,414		N/A
Sponsored Companies:
Fees	245		2,252
Other receivables	29,319		20,894
Subtotal Sponsored Companies	29,564		23,146
Other	648		41
Total	$77,626	(2)	$23,187
________________________

(1)	The management contract with NorthStar Realty commenced on July 1, 2014, and as such, there were no management fees earned for the six months ended June 30, 2014 and year ended December 31, 2013.
(2) As of December 31, 2014 and 2013, the Company had unreimbursed costs from the Sponsored Companies of $29.3 million and $20.9 million respectively, recorded as receivables, related parties on the combined consolidated balance sheets. Subsequent to December 31, 2014, the Company received $47.4 million from NorthStar Realty.
Selling Commission and Dealer Manager Fees and Commission Expense
Selling commissions and dealer manager fees represents income earned by selling equity in Sponsored Companies through NorthStar Securities. Pursuant to dealer manager agreements between NorthStar Securities and the Sponsored Companies, the Company generally receives selling commissions of up to 7.0% of gross offering proceeds raised. The Company reallows all selling commissions earned to participating broker-dealers. In addition, the Company also generally receives a dealer manager fee of up to 3.0% of gross offering proceeds raised, a portion of which may be reallowed to participating broker-dealers. The Company earns net commission income through NorthStar Securities for selling equity in the Sponsored Companies, which is expected to cover the costs of the broker-dealer business. Commission expense represents fees to participating broker-dealers with whom the Company has selling agreements and commissions to employees of NorthStar Securities. For the years ended December 31, 2014, 2013 and 2012, the Company reallowed $13.8 million, $7.8 million and $5.4 million commission expense to NorthStar Securities employees, respectively.
The following table summarizes selling commission and dealer manager fees, commission expense and net commission income for the years ended December 31, 2014, 2013 and 2012 (dollar in thousands):

	Years Ended
	2014	2013	2012
Selling commission and dealer manager fees	$110,563	$62,572	$42,385
Commission expense	104,428	57,325	38,506
Net commission income(1)	$6,135	$5,247	$3,879
________________________
(1)    Excludes direct expenses of NorthStar Securities.
Other
A subsidiary of the Company is a rated special servicer by Standard & Poor’s and Fitch Ratings and receives special servicing fees for services related to certain securitization transactions.

4.	Investments in Unconsolidated Ventures
The following is a description of the Company’s investments in unconsolidated ventures, all of which are accounted for under the equity method.

Distribution Finance Interest
In June 2014, the Company acquired the Distribution Finance Interest in Distribution Finance Corporation (“Distribution Finance”), a crowd funding technology platform company, for $4.0 million. In addition to earning a proportionate share of net income, the Company will also earn a net 0.50% fee on any syndicated investments, a minimum base management fee of 1.0% and an incentive fee of 15.0% on contractually defined excess cash flows. As of December 31, 2014, the carrying value of the investment was $3.7 million. From closing to December 31, 2014, the Company recognized equity in losses of $0.3 million related to legal fees incurred by Distribution Finance.
AHI Interest
In December 2014, the Company acquired the AHI Interest in AHI Newco, LLC (“AHI Ventures”), a direct wholly-owned subsidiary of American Healthcare Investors LLC (“AHI”) for $57.5 million, consisting of $37.5 million in cash and $20.0 million of the Company’s common stock, subject to certain lock-up and vesting restrictions ($10.0 million of the Company's common stock vested immediately). The Company’s investment in AHI Ventures is structured as a joint venture between the Company, the principals of AHI and James F. Flaherty III. The members of AHI are entitled to receive certain distributions of operating cash flow and certain promote fees in accordance with the allocations set forth in the joint venture agreement. As of December 31, 2014, the carrying value of the investment was $50.8 million. From closing to December 31, 2014, the Company recognized equity in losses of $0.7 million, which includes operating income of $1.2 million, offset by $0.5 million of non-cash depreciation expense and equity-based compensation expense.

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
Credit Agreement
In connection with the spin-off, the Company entered into a revolving credit agreement with NorthStar Realty pursuant to which NorthStar Realty makes available to the Company, on an “as available basis,” up to $250.0 million of financing for a five year term at LIBOR plus 3.50%. The revolving credit facility is unsecured. The Company expects to use the proceeds for general corporate purposes, including potential future acquisitions. In addition, the Company may use the proceeds to acquire assets on behalf of the Managed Companies that the Company intends to allocate to such Managed Company but for which such Managed Company may not then have immediately available funds. The terms of the revolving credit facility contain various representations, warranties, covenants and conditions, including the condition that NorthStar Realty’s obligation to advance proceeds to the Company is dependent upon NorthStar Realty and its affiliates having at least $100.0 million of either unrestricted cash and cash equivalents or amounts available under committed lines of credit, after taking into account the amount the Company seeks to draw under the facility. As of December 31, 2014, the Company had no borrowings outstanding under the credit agreement.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Healthcare Strategic Joint Venture
In January 2014, the Company entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc., focused on expanding the Company’s healthcare business into a preeminent healthcare platform (“Healthcare Strategic Partnership”). In connection with the partnership, Mr. Flaherty oversees and seeks to grow both NorthStar Realty’s healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In connection with entering into the partnership, NorthStar Realty granted Mr. Flaherty certain RSUs, which partially became the Company’s RSUs upon spin-off (refer to Note 7). The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% above certain hurdles for new and existing healthcare real estate investments held by NorthStar Realty and NorthStar Healthcare. The partnership will also be entitled to any incentive fees earned from NorthStar Healthcare or any future healthcare non-traded REITs sponsored by the Company, NorthStar Realty or any affiliates. For the year ended December 31, 2014, the Company did not earn any incentive fees related to the Healthcare Strategic Partnership. On February 2, 2015, in connection with the completion of NorthStar Healthcare’s initial primary offering, the Company issued 20,305 RSUs to Mr. Flaherty.
AHI Venture
In connection with the AHI Interest, AHI Ventures provides certain asset management, property management and other services to the Company to assist in managing the current and future healthcare assets (excluding any joint venture assets) of NorthStar Realty and other Sponsored Companies, including the assets formerly owned by Griffin-American Healthcare REIT II, Inc. (“Griffin-American”) and the assets by its former operating partnership, Griffin-American Healthcare REIT II Holdings, LP (“Griffin-America OP portfolio”). AHI Ventures receives a base management fee of $0.6 million per year plus 0.50% of the equity invested by NorthStar Realty in future assets (excluding assets in the Griffin-American OP portfolio and other joint ventures) that AHI Ventures may manage. AHI Ventures would be entitled to additional base management fees should it manage assets on behalf of any other Managed Companies. AHI Ventures also intends to directly or indirectly sponsor, co-sponsor, form, register, market, advise, manage and/or operate investment vehicles that are intended to invest primarily in healthcare real estate assets. In addition, Mr. Flaherty acquired a 9.3% interest in AHI Ventures.
RXR Realty
In December 2013, NorthStar Realty entered into a strategic transaction with RXR Realty. The investment in RXR Realty includes an approximate 30% equity interest. NorthStar Realty’s equity interest in RXR Realty is structured so that the Company is entitled to certain fees in connection with RXR Realty’s investment management business.

6.	Commitments and Contingencies
Obligations Under Lease Agreements
The Company is the lessee of eight offices located in New York, New York, Denver, Colorado, Dallas, Texas, Bethesda, Maryland, Los Angeles, California, London, United Kingdom, Senningerberg, Luxembourg and Pembroke, Bermuda.
The following table presents minimum future rental payments under these contractual lease obligations as of December 31, 2014 (dollars in thousands):

Years Ending December 31:
2015	$3,994
2016	4,148
2017	2,956
2018	1,138
2019	656
Thereafter	—
Total minimum lease payments	$12,892
The Company recognized $2.1 million in rental expense for the year ended December 31, 2014.
Litigation
The Company may be involved in various litigation matters arising in the ordinary course of its business. Although the Company is unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, the legal proceedings are not expected to have a material adverse effect on the Company’s financial position or results of operations.

Other
Effective July 1, 2014, in connection with the spin-off, the Company adopted the NSAM 401(k) Retirement Plan (the “401(k) Plan”) for its employees.  Eligible employees under the 401(k) Plan may begin participation on the first day of the month after they have completed 30 days of employment.  The Company’s matching contribution is calculated as 100% of the first 3% and 50% of the next 2% of participant’s eligible earnings contributed (utilizing earnings that are not in excess of the amount established by the Internal Revenue Service).  The Company’s aggregate matching contribution for the year ended December 31, 2014 was $0.2 million.

7.	Equity-Based Compensation
Impact of the Spin-off
NorthStar Realty issued equity-based awards to directors, officers, employees, consultants and advisors pursuant to the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan, as amended and restated (the “NorthStar Realty Stock Plan”), and the NorthStar Realty Executive Incentive Bonus Plan, as amended (the “NorthStar Realty Plan” and collectively the “NorthStar Realty Equity Plans”). In addition, the Company issued equity-based awards to directors, officers, employees, consultants and advisors pursuant to the NorthStar Asset Management Group Inc. 2014 Omnibus Stock Incentive Plan (the “NSAM Stock Plan”).
All of the vested and unvested equity-based awards granted by NorthStar Realty prior to the spin-off remain outstanding following the spin-off, net of any forfeitures. Holders of shares of NorthStar Realty’s common stock subject to outstanding equity awards, including LTIP units converted to common shares in connection with NorthStar Realty’s internal corporate reorganization, received an equal number of shares of the Company’s common stock in connection with the spin-off, all of which generally remain subject to the same vesting and other terms that applied prior to the spin-off. Shares of the Company’s common stock that remain subject to vesting after the effect of the spin-off are herein referred to as restricted stock. Deferred LTIP Units are equity awards representing the right to receive either LTIP units in NorthStar Realty’s successor operating partnership or, if such LTIP units are not available upon settlement of the award, shares of NorthStar Realty common stock. Other equity and equity-based awards relating to NorthStar Realty’s common stock, such as RSUs and Deferred LTIP Units, were adjusted to also relate to an equal number of shares of the Company’s common stock, but otherwise generally remain subject to the same vesting and other terms that applied prior to the spin-off. Vesting conditions for outstanding awards have been adjusted to reflect the impact of the spin-off and related transactions in terms of employment for service-based awards and total stockholder return for performance-based awards.
Following the spin-off, NorthStar Realty and the compensation committee of its board of directors (the “NorthStar Realty Compensation Committee”) continues to administer all awards issued under the NorthStar Realty Equity Plans but the Company is obligated to issue shares of the Company’s common stock or other equity awards of its subsidiaries or make cash payments in lieu thereof or with respect to dividend or distribution equivalent obligations to the extent required by such awards previously issued under the NorthStar Realty Equity Plans. These awards will continue to be governed by the NorthStar Realty Equity Plans, as applicable, and shares of the Company’s common stock issued pursuant to these awards will not be issued pursuant to, or reduce availability under the NorthStar Realty Equity Plans.
In connection with the spin-off, most of NorthStar Realty’s employees at the time of the spin-off became employees of the Company except for executive officers, employees engaged in NorthStar Realty’s loan origination business at the time of the spin-off and certain other employees that became co-employees of both the Company and NorthStar Realty.
The following summarizes the equity-based compensation plans and related expenses.
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

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In anticipation of the spin-off, on April 3, 2014, the Company granted an aggregate of 6,230,529 RSUs to its executive officers pursuant to the NSAM Stock Plan. The RSUs vest over four years and are subject to the achievement of performance-based vesting conditions and continued employment. 40% of these RSUs are performance-based awards and were subject to the achievement of performance-based hurdles relating to CAD and capital raising of the Sponsored Companies, as well as continued employment through December 31, 2017 (“Performance RSUs”). 30% of these RSUs are market-based awards and are subject to the achievement of performance-based hurdles relating to the Company’s absolute total stockholder return and continued employment over a four-year period ended April 2, 2018 (“Absolute RSUs”). The remaining 30% of these RSUs are market-based awards and are subject to the achievement of performance-based hurdles based on the Company’s total stockholder return relative to the Russell 2000 Index and continued employment over a four-year period ended April 2, 2018 (“Relative RSUs”). With respect to these grants, the grant date fair value for the Performance RSUs, Absolute RSUs and Relative RSUs was $17.01, $10.22 and $16.21, respectively. The grant date fair value was determined using a risk-free interest rate of 1.48%. In May 2014, the Company also granted an aggregate of 1,334,891 RSUs (net of forfeitures) with substantially similar terms to certain employees pursuant to the NSAM Stock Plan. In December, 2014, the Company determined that the performance hurdle relating to the Performance RSUs was met.  With respect to these grants, the grant date fair value for the Performance RSUs, Absolute RSUs and Relative RSUs was $16.80, $9.95 and $16.29, respectively. The grant date fair value was determined using a risk-free interest rate of 1.29%. On December 31, 2014, the Performance RSUs were settled in shares of the Company’s common stock, of which 25% were vested and the remainder (in the form of restricted stock) will vest in equal installments on December 31, 2015, 2016, and 2017, subject to continued employment.  The Company retired 392,157 of the vested shares of common stock to satisfy the minimum statutory tax withholding requirements. The common stock retired to satisfy the withholding amounts was recorded as a reduction to additional paid-in capital with an offsetting payable recorded in accounts payable and accrued expenses.  On December 31, 2014, the Absolute RSUs and Relative RSUs related to the executives were settled in shares of performance common stock.  Upon vesting pursuant to the terms of the Absolute RSUs and Relative RSUs, shares of performance common stock will automatically convert into shares of common stock and the executive will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each share of performance common stock that vests) on or after the date the shares of performance common stock were initially issued.
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
For the 2014 NSAM Bonus Plan, the administrator established an incentive bonus program. Pursuant to an employee matters agreement entered into in connection with the spin-off, NorthStar Realty agreed to make the cash portion of any incentive payment to the Company employees for services performed in 2014 through the date of the spin-off and as a result NorthStar Realty is responsible for paying approximately 50% of the 2014 annual cash and long-term bonuses earned under the NSAM Bonus Plan. Long-term bonuses will be paid in both Company and NorthStar Realty equity-based awards, subject to performance-based and time-based vesting conditions over the four-year performance period from January 1, 2014 through December 31, 2017. Approximately 31.65% of the long-term bonuses were subject to the achievement of performance-based hurdles relating to CAD and capital raising of the Sponsored Companies in 2014 to be paid in shares of the Company’s common stock that vest 25% on each of December 31, 2014, 2015, 2016 and 2017, subject to continued employment. 18.35% of the long-term bonuses are performance-based awards to be paid in shares of performance common stock that are subject to vesting based on the achievement of performance-based hurdles relating to the Company’s absolute total stockholder return and continued employment over a four-year period. The remaining approximately 50% of long-term bonuses are being paid by NorthStar Realty.
In connection with the 2014 NSAM Bonus Plan, the Company determined that the performance hurdle for the approximately 31.65% of the long-term bonuses to be paid in shares of the Company’s common stock was met.  On December 31, 2014, the Company paid this portion of the long-term bonus by issuing 795,107 shares of common stock, of which 25% were vested and the remainder (in the form of restricted stock) will vest in equal installments on December 31, 2015, 2016 and 2017, subject to continued employment. The Company retired 108,198 of the vested shares of common stock to satisfy the minimum statutory withholding requirements. Except for shares of common stock to be retired to satisfy tax withholding obligations, none of the

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

shares of common stock issued with respect to this portion of the long-term bonus are permitted to be sold prior to December 31, 2017. In connection with the remainder of the long-term bonus to be paid by the Company, in February 2015, the Company issued an aggregate of 474,842 shares of performance common stock to executives, which are subject to vesting based on the Company’s absolute total stockholder return and continued employment over the four-year period ending December 31, 2017.  Upon vesting, these shares of performance common stock will automatically convert into shares of common stock and the executive will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each share of performance common stock that vests) on or after January 1, 2015.  In February 2015, the Company also granted 643,511 restricted shares to certain non-executive employees, with substantially similar terms to the executive awards subject to time based vesting conditions over three years.
NorthStar Realty Equity Plans
In connection with the spin-off, the Company issued the following related to the NorthStar Realty Equity Plans that remain outstanding as of December 31, 2014: 686,262 shares of restricted common stock which remained subject to vesting; 1,134,723 Deferred LTIP Units (net of forfeitures), of which 934,347 remained subject to vesting; and 1,968,108 RSUs, of which 1,205,213 remained subject to vesting based on performance and continued employment. The hurdle was met for the remaining 762,898 awards originally issued pursuant to NorthStar Realty’s bonus plan for 2011 and resulted in all of these RSUs vesting. To settle these RSUs, on January 1, 2015 the Company issued 49,149 shares of common stock, net of the minimum statutory tax withholding requirements, and the Company will issue 665,747 LTIP Units in a newly-formed operating partnership later in 2015.
Other Issuances
Healthcare Strategic Joint Venture
In connection with entering into the Healthcare Strategic Partnership, NorthStar Realty granted Mr. Flaherty 500,000 RSUs on January 22, 2014, adjusted to reflect NorthStar Realty’s reverse stock split, which vest on January 22, 2019, unless certain conditions are met. In connection with the spin-off, the RSUs granted to Mr. Flaherty were adjusted to also relate to an equal number of shares of the Company’s common stock. The RSUs are entitled to dividend equivalents prior to vesting and may be settled either in shares of common stock of the Company or in cash at the option of the Company. Mr. Flaherty is also entitled to incremental grants of the Company’s common stock subject to certain conditions being met pursuant to a separate contractual arrangement entered into in connection with the Healthcare Strategic Partnership. On February 2, 2015, in connection with the completion of NorthStar Healthcare’s initial public offering and the services Mr. Flaherty provides to the Healthcare Strategic Partnership, the Company issued 20,305 incremental RSU grants to Mr. Flaherty.
AHI
On December 8, 2014, the Company acquired an interest in AHI for $37.5 million in cash and $20.0 million of common stock, representing 956,462 shares. In connection with this acquisition, the Company required the seller to subject one-half of these shares to forfeiture conditions that lapse based on the continued service to AHI of its three principals, with forfeiture conditions with respect 50% of these shares lapsing two years after the closing date of the Company’s acquisition and the remaining 50% lapsing five years after the closing date. As a result of this re-vesting arrangement, $10.0 million of common stock (or 478,231 shares) subject to this arrangement is treated as a contingent consideration arrangement tied to continued employment of the AHI principals as an incentive to remain as employees of AHI.  As such, this contingent consideration arrangement is accounted for separately as a compensatory arrangement with amortization of such equity award being recorded by the Company through equity in earnings.  The AHI principals are also entitled to incremental grants of the Company’s common stock subject to certain conditions being met pursuant to a separate contractual arrangement entered into in connection with the Company’s AHI investment. For the year ended December 31, 2014, no incremental awards were issued. The Company will contribute $2.0 million in shares related to equity incentives for AHI’s employees for 2015 and 2016.
Summary
As of December 31, 2014, an aggregate of 22,500,000 shares of the Company’s common stock were reserved for the issuance of awards under the 2014 NSAM Plan, subject to equitable adjustment upon the occurrence of certain corporate events, provided that this number automatically increases each January 1 beginning on January 1, 2015 by 2% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31. Therefore, on January 1, 2015, the number of shares reserved under the plan increased by 3,858,957.
Equity-based compensation expense for the year ended December 31, 2014 includes: (i) the Company’s expense for the six months ended December 31, 2014 following the spin-off of NorthStar Realty’s historical asset management business on June 30, 2014; and (ii) an expense based on a carve-out attributed to the Company related to NorthStar Realty’s historical asset

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

management business for the six months ended June 30, 2014. The allocation is based on an estimate had the Company’s asset management business has been run as an independent entity and was determined principally based on relative head count and management’s knowledge of NorthStar Realty’s operations. Equity-based compensation expense for the years ended December 31, 2013 and 2012 was prepared on the same basis as the six months ended June 30, 2014.
For the six months ended December 31, 2014, the Company recorded equity-based compensation of $37.9 million of which $21.6 million is deductible for income tax purposes. For the six months ended June 30, 2014, the Company was allocated $13.7 million of equity-based compensation expense related to the NorthStar Realty Equity Plans and the NSAM Stock Plan. For the years ended December 31, 2013 and 2012, the Company was allocated $5.2 million and $4.2 million, respectively, of equity-based compensation expense related to the NSAM Stock Plan and the NorthStar Realty Equity Plans.
The following table presents a summary of Deferred LTIP Units, whether vested or not, and unvested restricted stock from the time of the spin-off to December 31, 2014 (grants in thousands):

	Grants	Weighted Average Grant Price(2)
As of June 30, 2014, time of the spin-off	1,917	$22.91
New grants	4,855	18.67
Vesting of restricted stock post-spin	(1,028)	9.24
Withheld/retired shares	(500)	18.17
Forfeited or canceled grants	(5)	16.56
Ending Balance/Weighted Average(1)	5,239	$22.12
__________

(1)	Includes 4.1 million shares of restricted stock and 1.1 million vested and unvested Deferred LTIP Units as of December 31, 2014.

(2)	Amounts have been retrospectively adjusted to reflect NorthStar Realty’s reverse stock split, which occurred prior to the spin-off on June 30, 2014.
As of December 31, 2014, equity-based compensation expense to be recognized over the remaining vesting period through April 2018 is $110.1 million, provided there are no forfeitures and excluding any mark-to-market adjustment.

8.	Stockholders’ Equity
Spin-off
In connection with the spin-off, NorthStar Realty distributed to its common stockholders all of the common stock of the Company in a pro rata distribution of one share of the Company common stock for each share of NorthStar Realty common stock.
Common Stock
In December 2014, in connection with the AHI Interest, the Company issued 956,462 shares of common stock, of which 478,231 is restricted common stock, resulting in an increase to additional paid-in capital in 2014 of $10.1 million, subject to certain lock-up and vesting restrictions.
Director Shares
In July 2014, the Company issued 37,500 shares of restricted common stock with a fair value at the date of grant of $0.7 million to its board of directors as part of their annual grants. The stock will generally vest over three years.
Performance Common Stock
The Company is currently authorized to issue 1.6 billion shares of capital stock, of which 500 million is designated as performance common stock, par value $.01 per share. In December 2014, upon successfully completing the spin-off prior to December 31, 2015, the Company settled 1,869,157 and 1,869,157 of Absolute RSUs and Relative RSUs, respectively, into performance common stock.
Earnings Per Share
Basic and diluted earnings per share and the average number of common shares outstanding were calculated using the number of common stock outstanding immediately following the spin-off on June 30, 2014. The Company presents common shares issued in connection with the spin-off as if it had been outstanding for all periods presented, similar to a stock split. The following table presents EPS for the years ended December 31, 2014, 2013 and 2012 (dollars and shares in thousands, except per share data):

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2014	2013	2012
Numerator:
Net income (loss)	$19,100	$(1,995)	$(17,322)
Earnings (loss) allocated to unvested participating securities	(247)	—	—
Numerator for basic income per share	$18,853	$(1,995)	$(17,322)

Denominator:
Weighted average number of shares of common stock	187,852	187,816	187,816
Dilutive effect of restricted common stock	849	—	—
Dilutive effect of RSUs (1)	4,883	—	—
Dilutive effect of the Deferred LTIP Units	572	—	—
Dilutive effect of the Healthcare Strategic Partnership RSUs	252	—	—
Weighted average number of diluted shares(2)	194,408	187,816	187,816
Earnings (loss) per share:
Basic	$0.10	$(0.01)	$(0.09)
Diluted	$0.10	$(0.01)	$(0.09)
_______________________

(1)	Represents shares related to the NorthStar Realty Stock Plan.

(2)
Diluted EPS excludes the effect of equity-based awards issued that were not dilutive for the periods presented. These instruments could potentially impact diluted EPS in future periods, depending on changes in the Company’s stock price and other factors.

Dividends
The Company declared its first dividend on its common stock on October 30, 2014 of $0.10 per share, which was paid on November 14, 2014 to stockholders of record as of the close of business on November 10, 2014.
9.     Income Taxes
Subsequent to the spin-off, the Company became subject to both domestic and international income tax. The following table presents the income taxes (benefit) expense for the six months ended as of December 31, 2014 (dollars in thousands):

Current:
U.S. federal	$2,516
U.S. state and local	503
Non-U.S.	1,934
Subtotal current	4,953
Deferred:
U.S. federal	(2,293)
U.S. state and local	(458)
Non-U.S.	(580)
Subtotal deferred	(3,331)
Income tax (benefit) expense	$1,622

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The following table presents the tax effects of the temporary differences as of December 31, 2014:

Deferred tax asset
Equity-based compensation	$3,006
Investments in unconsolidated ventures	149
Total deferred tax asset	$3,155
Deferred tax liability
Intangible assets	$60
Total deferred tax liability	$60
The Company and its U.S. subsidiaries will file a consolidated federal income tax return. As a result, the Company concluded there is sufficient evidence to support the use of its subsidiaries net operating loss carryforward in the current year and reversed the full deferred tax valuation allowance of $10.9 million.
The Company operates internationally and domestically through multiple operating subsidiaries.  Each of the jurisdictions in which the Company operates has its own tax law and tax rate, where the tax rate outside the United States may be lower than the U.S. federal statutory income tax rate. The following table presents the reconciliation of the provision for income taxes expense (benefit) to the U.S. federal statutory income tax rate for the six months ended December 31, 2014:

U.S. federal statutory income tax rate	35.0%
U.S. state and local income taxes	2.9
Change in valuation allowance	(21.3)
Equity-based compensation	(2.3)
Permanent items	4.4
Effect of foreign operations taxed at various rates	(17.9)
Other	2.4
Effective income tax rate	3.2%
The Company considers the operating earnings of certain non-U.S. subsidiaries to be indefinitely reinvested outside the United States based on the Company’s current needs for those earnings to be reinvested offshore as well as estimates that future domestic cash generated from operations and/or borrowings will be sufficient to meet future domestic cash needs for the foreseeable future. No provision has been made for U.S. federal, state or local taxes that may result from future remittances of the undistributed earnings of these foreign subsidiaries. For the six months ended December 31, 2014, the unrecognized tax liability was $19.2 million.
Excess tax benefits are recognized upon actual realization of the related tax benefit. The Company recognized a windfall tax benefit of $1.6 million relating to equity-based compensation expense, which is a reduction to income tax payable and recorded in additional paid-in capital on the combined consolidated balance sheets.
In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax regulators. The normal statute of limitations will start and the examination period will open with the initial filings of the 2014 federal, state, local and foreign tax returns.
The guidance for accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company does not believe that it has any tax positions for which it is more likely than not that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. Furthermore, the Company does not have any material uncertain tax positions at December 31, 2014.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2014, the Company had no unrecognized tax benefits. The Company would record penalties and interest related to uncertain tax positions as a component of income tax expense, where applicable.

10.	Quarterly Financial Information (Unaudited)
The following presents selected quarterly information for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2014	2014	2014(2)	2014(2)
Asset management and other fees, related parties	$69,438	$56,521	$13,110	$8,669
Selling commission and dealer manager fees, related parties	49,553	27,149	19,313	14,548
Commission expense	47,039	25,691	18,138	13,560
Transaction costs	—	—	21,926	2,550
Total general and administrative	43,500	32,719	14,850	15,503
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax (benefit) expense	27,408	24,905	(22,247)	(8,305)
Equity in earnings (losses) of unconsolidated ventures	(965)	(74)	—	—
Income (loss) before income taxes	26,443	24,831	(22,247)	(8,305)
Income tax (expense) benefit	4,465	(6,087)	—	—
Net income (loss)	30,908	18,744	(22,247)	(8,305)
Earnings (loss) per share:(1)
Basic	$0.16	$0.10	$(0.12)	$(0.04)
Diluted	$0.16	$0.10	$(0.12)	$(0.04)
__________________

(1)	The total for the year may differ from the sum of the quarters as a result of weighting.

(2)	Represents a carve-out of revenues and expenses attributed to the Company related to NorthStar Realty’s historical asset management business.

	Three Months Ended(2)
	December 31,	September 30,	June 30,	March 31,
	2013	2013	2013	2013
Asset management and other fees, related parties	$9,556	$6,782	$5,787	$4,508
Selling commission and dealer manager fees, related parties	11,358	1,639	32,635	16,940
Commission expense	10,821	1,629	29,506	15,369
Total general and administrative	7,600	5,579	11,397	8,297
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax (benefit) expense	864	1,618	(2,348)	(2,129)
Income (loss) before income taxes	864	1,618	(2,348)	(2,129)
Income tax (expense) benefit	—	—	—	—
Net income (loss)	$864	$1,618	$(2,348)	$(2,129)
Earnings (loss) per share:(1)
Basic	$0.01	$0.01	$(0.01)	$(0.01)
Diluted	$0.01	$0.01	$(0.01)	$(0.01)
_________________

(1)	The total for the year may differ from the sum of the quarters as a result of weighting.

(2)	Represents a carve-out of revenues and expenses attributed to the Company related to NorthStar Realty’s historical asset management business.

11.	Segment Reporting
The Company conducts its asset management business through the following five segments, which are based on how management reviews and manages its business:

•
NorthStar Realty - Provides asset management and other services on a fee basis by managing NorthStar Realty’s day-to-day operations. The Company began earning fees from NorthStar Realty on July 1, 2014.

•	Sponsored Companies - Provides asset management and other services on a fee basis by managing each Sponsored Company’s respective day-to-day operations.

•	Broker-dealer - Raises capital in the retail market through NorthStar Securities and earns dealer manager fees from the Sponsored Companies.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Investments in Asset Managers - Invests in strategic partnerships and joint ventures with third-parties with expertise in commercial real estate or other sectors and markets, where the Company benefits from the fee stream and potential incentive fee or promote.

•	Corporate/Other - Includes corporate level general and administrative expenses, as well special servicing on a fee basis in connection with certain securitization transactions.
The consolidated financial statements for the six months ended December 31, 2014 represent the Company subsequent to the spin-off of NorthStar Realty’s historical asset management business of managing the Sponsored Companies, owning NorthStar Securities and operating its special servicing business. Periods prior to June 30, 2014 present a carve-out of NorthStar Realty’s historical financial information including revenues and expenses allocated to the Company, related to NorthStar Realty’s historical asset management business. Expenses also included an allocation of indirect expenses from NorthStar Realty, including salaries, equity-based compensation and other general and administrative expenses (primarily occupancy and other costs) based on an estimate had NorthStar Realty’s historical asset management business been run as an independent entity.
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
The following tables present segment reporting for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

Statement of Operations:
Year ended December 31, 2014	NorthStar Realty (1)		Sponsored Companies		Broker Dealer (2)	Investment in Asset Managers		Corporate/Other	Total
Asset management and other fees, related parties	$82,759		$64,979		$—	$—		$—	$147,738
Selling commission and dealer manager fees, related parties	—		—		110,563	—		—	110,563
Commission expense	—		—		104,428	—		—	104,428
Salaries and related expense	—		—		6,831	—		30,374	37,205
Equity-based compensation expense	—		—		—	—		51,650	51,650
Other general and administrative expenses	—		—		8,126	—		9,591	17,717
Equity in earnings (losses) of unconsolidated ventures	—		—		—	(1,039)		—	(1,039)
Income tax (benefit) expense	—		—		—	—		1,622	1,622
Net income (loss)	82,759		64,979		(8,916)	(1,039)		(118,683)	19,100

Balance Sheet:
December 31, 2014
Total assets	$60,909	(3)	$27,147	(3)	$17,868	$54,480	(4)	$106,583	$266,987
_______________

(1)	The Company began earning fees on July 1, 2014, in connection with the management agreement with NorthStar Realty (refer to Note 3).

(2)	Direct general and administrative expenses incurred by the broker dealer.

(3)	Primarily represents receivables, related parties and cash. Subsequent to December 31, 2014, the Company received $47.4 million of reimbursements from the Managed Companies.

(4)	Represents investments in unconsolidated ventures.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of Operations:
Year ended December 31, 2013	NorthStar Realty (1)	Sponsored Companies		Broker Dealer (2)	Corporate/Other	Total
Asset management and other fees, related parties	$—	$26,633		$—	$—	$26,633
Selling commission and dealer manager fees, related parties	—	—		62,572	—	62,572
Commission expense	—	—		57,325	—	57,325
Salaries and related expense	—	—		5,731	15,613	21,344
Equity-based compensation expense	—	—		—	5,177	5,177
Other general and administrative expenses	—	—		5,977	375	6,352
Net income (loss)	—	26,617		(6,535)	(22,077)	(1,995)

Balance Sheet:
December 31, 2013:
Total assets	$—	$23,149	(3)	$8,377	$183	$31,709
_______________

(1)	The Company began earning fees on July 1, 2014, in connection with the management agreement with NorthStar Realty (refer to Note 3).

(2)	Direct general and administrative expenses incurred by the broker dealer.

(3)	Primarily represents receivables, related parties.

Statement of Operations:
Year ended December 31, 2012	NorthStar Realty (1)	Sponsored Companies		Broker Dealer (2)	Corporate/Other	Total
Asset management and other fees, related parties	$—	$8,112		$—	$—	$8,112
Selling commission and dealer manager fees, related parties	—	—		42,385	—	42,385
Commission expense	—	—		38,506	—	38,506
Salaries and related expense	—	—		4,825	15,392	20,217
Equity-based compensation expense	—	—		—	4,224	4,224
Other general and administrative expenses	—	—		3,731	1,115	4,846
Net income (loss)	—	8,112		(4,742)	(20,692)	(17,322)

Balance Sheet:
December 31, 2012:
Total assets	$—	$11,425	(3)	$8,610	$222	$20,257
_______________

(1)	The Company began earning fees on July 1, 2014, in connection with the management agreement with NorthStar Realty (refer to Note 3).

(2)	Direct general and administrative expenses incurred by the broker dealer.

(3)	Primarily represents receivables, related parties.

12.	Subsequent Events
Dividends
On February 25, 2015, the Company declared a dividend of $0.10 per share of common stock. The common stock dividend will be paid on March 13, 2015 to stockholders of record as of the close of business on March 9, 2015.
Island Interest
In January 2015, the Company acquired the Island Interest for $33.2 million in cash and $4.6 million of the Company’s common stock, subject to certain lock-up and vesting restrictions. Island is a leading, independent select service hotel management company and manages approximately 140 hotel properties representing $3.7 billion, of which 101 hotel properties are owned by NorthStar Realty.
Proposed Spin-off of European Real Estate Business

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On February 26, 2015, NorthStar Realty announced that its board of directors unanimously approved the NRF Proposed European Spin. Currently, NorthStar Realty has acquired or committed to acquire $2 billion of European real estate (excluding European healthcare assets) comprised of 50 properties spanning across some of Europe’s top markets that will be contributed to NRE upon the completion of the NRF Proposed European Spin. The Company will manage NRE pursuant to a long-term management agreement, on substantially similar terms as the Company’s management agreement with NorthStar Realty. The NRF Proposed European Spin is expected to be completed in the second half of 2015.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.   Controls and Procedures
Attached as exhibits to this Annual Report on Form 10-K are certifications of the Company’s Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and procedures evaluation referred to in the certifications. Item 8. of this Annual Report on Form 10-K sets forth the report of Grant Thornton LLP, the Company’s independent registered public accounting firm, regarding its audit of the Company’s internal control over financial reporting set forth below in this section. This section should be read in conjunction with the certifications and the Grant Thornton LLP report for a more complete understanding of the topics presented.
Disclosure Controls and Procedures
The management of the Company established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed in the reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
As of the end of the period covered by this report, management conducted an evaluation as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in the Company’s periodic reports.
Internal Control over Financial Reporting
(a) Management’s annual report on internal control over financial reporting.
Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2014 based on the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.
(b) Attestation report of the registered public accounting firm.
The Company’s independent registered public accounting firm, Grant Thornton LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. Grant Thornton LLP has issued an attestation report, which is included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(c) Changes in internal control over financial reporting.
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.
Item 9B. Other Information
The Company’s 2015 Annual Meeting of Stockholders will be held on May 27, 2015, at a place and time to be specified in the Company’s definitive proxy statement.  Stockholder proposals to be considered for inclusion in the Company’s proxy materials for the Company’s 2015 annual meeting in accordance with Rule 14a-8 under the Exchange Act must be received by the Company by March 12, 2015 and must comply with the applicable rules and regulations of the SEC. In order for a stockholder to present any other proposal or director nomination at the 2015 annual meeting, a stockholder’s notice complying with the requirements set forth in the Company’s current bylaws must be delivered to the Company not later than March 12, 2015.  All stockholder proposals or notices should be directed to the attention of the Company’s Corporate Secretary at the Company’s principal executive offices.
PART III
Item 10. Directors, Executive Officers and Corporate Governance*
Certain information relating to the Company’s code of business conduct and ethics and code of ethics for senior financial officers (as defined in the code) is included in Part I, Item 1. “Business” of this Annual Report on Form 10-K.
Item 11. Executive Compensation*

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*

Item 13. Certain Relationships and Related Transactions and Director Independence*

Item 14. Principal Accountant Fees and Services*
__________________________

*
The information that is required by Items 10, 11, 12, 13 and 14 (other than the information included in this Annual Report on Form 10-K) is incorporated herein by reference from the definitive proxy statement relating to the 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, no later than 120 days after the end of the Company’s fiscal year ended December 31, 2014.

PART IV

Item 15.   Exhibits and Financial Statements
(a) 1. Combined Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:
Reports of Independent Registered Public Accounting Firm
Combined Consolidated Balance Sheets as of December 31, 2014 and 2013
Combined Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012
Combined Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012
Combined Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Notes to the Consolidated Financial Statements

(a) 3. Exhibit Index:

Exhibit Number	Description of Exhibit
3.1
Amended and Restated Certificate of Incorporation of NorthStar Asset Management Group Inc. (incorporated by reference to Exhibit 4.1 to NorthStar Asset Management Group Inc.’s Registration Statement on Form S-8 (File No. 333-197104))

3.2
Amended and Restated Bylaws of NorthStar Asset Management Group Inc. (incorporated by reference to Exhibit 4.2 to NorthStar Asset Management Group Inc.’s Registration Statement on Form S-8 (File No. 333-197104))

10.1
Asset Management Agreement, dated as of June 30, 2014, between NSAM J-NRF Ltd and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed July 1, 2014)

10.2
Separation Agreement, dated as of June 30, 2014, between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.2 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed July 1, 2014)

10.3
Contribution Agreement, dated as of June 30, 2014, between NorthStar Asset Management Group Inc. and NRFC Sub-REIT Corp. (incorporated by reference to Exhibit 10.3 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed July 1, 2014)

10.4
Loan Origination Services Agreement, dated as of June 30, 2014, between NSAM US LLC and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.4 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed July 1, 2014)

10.5
Tax Disaffiliation Agreement, dated as of June 30, 2014, between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.5 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed July 1, 2014)

10.6
Employee Matters Agreement, dated as of June 30, 2014, between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.6 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed July 1, 2014)

10.7
Advisory Agreement, dated as of June 30, 2014, by and among NSAM J-NSI Ltd, NorthStar Real Estate Income Trust, Inc., NorthStar Real Estate Income Trust Operating Partnership, LP and NorthStar Asset Management Group Inc. (incorporated by reference to Exhibit 10.7 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed July 1, 2014)

10.8
Advisory Agreement, dated as of June 30, 2014, by and among NSAM J-NSHC Ltd, NorthStar Healthcare Income, Inc., NorthStar Healthcare Income Operating Partnership, LP and NorthStar Asset Management Group Inc. (incorporated by reference to Exhibit 10.8 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed July 1, 2014)

10.9
Advisory Agreement, dated as of June 30, 2014, by and among NSAM J- NSII Ltd, NorthStar Real Estate Income II, Inc., NorthStar Real Estate Income Operating Partnership II, LP and NorthStar Asset Management Group Inc. (incorporated by reference to Exhibit 10.9 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed July 1, 2014)

10.10
Credit Agreement, dated as of June 30, 2014, by and between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.10 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed July 1, 2014)

10.11†
Executive Employment Agreement, dated as of June 30, 2014, by and between NorthStar Asset Management Group Inc. and David T. Hamamoto (incorporated by reference to Exhibit 10.11 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed July 1, 2014)

10.12†
Executive Employment Agreement and Agreement with Foreign Executive Officer, dated as of June 30, 2014, by and between NorthStar Asset Management Group, Ltd and Daniel R. Gilbert (incorporated by reference to Exhibit 10.12 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed July 1, 2014)

10.13†
Executive Employment Agreement, dated as of June 30, 2014, by and between NorthStar Asset Management Group Inc. and Albert Tylis (incorporated by reference to Exhibit 10.13 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed July 1, 2014)

10.14†
Executive Employment Agreement, dated as of June 30, 2014, by and between NorthStar Asset Management Group Inc. and Debra A. Hess (incorporated by reference to Exhibit 10.14 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed July 1, 2014)

10.15†
Executive Employment Agreement, dated as of June 30, 2014, by and between NorthStar Asset Management Group Inc. and Ronald J. Lieberman (incorporated by reference to Exhibit 10.15 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed July 1, 2014)

10.16†
NorthStar Asset Management Group Inc. 2014 Omnibus Stock Incentive Plan. (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to NorthStar Asset Management Group Inc.’s Registration Statement on Form 10 (File No. 001-36301))

10.17†
NorthStar Asset Management Group Inc. Executive Incentive Bonus Plan. (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to NorthStar Asset Management Group Inc.’s Registration Statement on Form 10 (File No. 001-36301))

10.18†
Form of Indemnification Agreement between NorthStar Asset Management Group Inc. and its directors and officers (incorporated by reference to Exhibit 10.20 to Amendment No. 3 to NorthStar Asset Management Group Inc.’s Registration Statement on Form 10 (File No. 001-36301))

10.19
Unit Purchase Agreement, dated as of November 5, 2014, by and among American Healthcare Investors LLC, HC AHI Holding Company, LLC, AHI Newco, LLC, Platform HealthCare Investor T-II, LLC, NorthStar Asset Management Group Inc. and Jeffrey T. Hanson, Danny Prosky and Mathieu B. Streiff (incorporated by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

10.20**
Amended and Restated Limited Liability Company Agreement of AHI Newco, LLC, dated as of December 8, 2014, by and among Platform Healthcare Investor T-II, LLC, American Healthcare Investors LLC, Flaherty Trust, NorthStar Asset Management Group Inc. and Jeffrey T. Hanson, Danny Prosky and Mathieu B. Streiff

10.21
Unit Purchase Agreement, dated as of January 9, 2015, by and between Platform Hospitality Investor T-II, LLC and Island JV Member Inc. (incorporated by reference to Exhibit 10.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed January 15, 2015)

10.22
Limited Liability Company Agreement of Island Hospitality Joint Venture, LLC, dated as of January 9, 2015, by and between Platform Hospitality Investor T-II, LLC and Island JV Member Inc. (incorporated by reference to Exhibit 10.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed January 15, 2015)

21.1**	Significant Subsidiaries of the Registrant

Exhibit Number	Description of Exhibit
23.1**	Consent of Grant Thornton LLP
24.1**	Power of Attorney (see the Power of Attorney in the signature page hereto)
31.1**	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
The following materials from the NorthStar Asset Management Group Inc. Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Combined Consolidated Balance Sheets as of December 31, 2014 and 2013; (ii) Combined Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (iii) Combined Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012; (iv) Combined Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (v) Notes to Consolidated Financial Statements

†	Denotes a management contract or compensatory plan or arrangement.

**	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Asset Management Group Inc.
Date:	March 2, 2015	By:	/s/ DAVID T. HAMAMOTO
Name: David T. Hamamoto
Title: Chairman and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Debra A. Hess and Ronald Lieberman and each of them severally, her or his true and lawful attorney-in-fact with power of substitution and re-substitution to sign in her or his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as she or he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and her or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID T. HAMAMOTO	Chairman and Chief Executive Officer	March 2, 2015
David T. Hamamoto	(Principal Executive Officer)

/s/ DEBRA A. HESS	Chief Financial Officer	March 2, 2015
Debra A. Hess	(Principal Financial Officer and Principal Accounting Officer)

/s/ OSCAR JUNQUERA	Director	March 2, 2015
Oscar Junquera

/s/ WESLEY D. MINAMI	Director	March 2, 2015
Wesley D. Minami

/s/ LOUIS J. PAGLIA	Director	March 2, 2015
Louis J. Paglia

/s/ JUDITH A. HANNAWAY	Director	March 2, 2015
Judith A. Hannaway

/s/ STEPHEN E. CUMMINGS	Director	March 2, 2015
Stephen E. Cummings

/s/ JUSTIN METZ	Director	March 2, 2015
Justin Metz