Form 10-Q
period 2015-03-31
NorthStar Asset Management Group Inc.
filed 2015-05-11
CIK 1597503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
The Company has one class of common stock, $0.01 par value per share, 193,839,620 shares outstanding and one class of performance common stock, $0.01 par value per share, 4,213,156 shares outstanding, each as of May 7, 2015.

NORTHSTAR ASSET MANAGEMENT GROUP INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to the effects of the spin-off described in this Quarterly Report on Form 10-Q, our ability to effectively grow our business, our financing needs, the effects of our current asset management strategy, our management’s track record, our ability to manage credit risk and the assets of our Managed Companies (as defined below), our ability to source additional investment opportunities for our Managed Companies and our ability to obtain new Managed Companies and additional assets to manage. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

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

•
our ability to grow our business by raising capital for our existing Managed Companies and sponsoring new Managed Companies as well as our ability to otherwise continue to manage our Managed Companies in the future;

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

•
changes in domestic or international laws or regulations governing various aspects of our business and our Managed Companies including the potential impact of rules recently proposed by the U.S. Department of Labor regarding fiduciary standards for brokers who are providing investment advice with respect to retirement plan assets and implementation of FINRA Rule 15-02 related to broker account statements;

•	the impact of any conflicts of interest arising from our asset management activities;

•	our ability to manage our costs in line with our expectations and the impact on our cash available for distribution;

•	competition for qualified personnel and our ability to retain key personnel;

•	the competitive nature of the asset management industry;

•	the effectiveness of our portfolio management techniques and strategies;

•	our ability to expand and successfully manage our operations internationally;

•	whether we repurchase any shares of our common stock and the terms of those repurchases, if any;

•	our ability to maintain our exclusion from the definition of an “investment company” under the Investment Company Act of 1940, as amended;

•	our ability to maintain effective disclosure and internal controls;

•
our historical financial information included in this Quarterly Report on Form 10-Q for periods prior to the six months ended December 31, 2014 not providing an accurate indication of our performance in the future or reflecting what our financial position, results of operations or cash flows would have been had we operated as an independent public company during the periods presented; and

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or the SEC, included in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 under the heading “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I. Financial Information
Item 1.   Financial Statements

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31, 2015 (Unaudited)	December 31, 2014
Assets
Cash	$53,623	$109,199
Restricted cash	4,610	3,190
Receivables, related parties	84,019	77,626
Investments in unconsolidated ventures	93,066	54,480
Other assets	16,533	19,374
Total assets	$251,851	$263,869
Liabilities
Accounts payable and accrued expenses	$24,161	$49,116
Commission payable	5,125	12,164
Other liabilities	1,207	841
Total liabilities	30,493	62,121
Commitments and contingencies
Equity
NorthStar Asset Management Group Inc. Stockholders’ Equity
Performance common stock, $0.01 par value, 500,000,000 shares authorized, 4,213,156 and 3,738,314 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	42	37
Preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 193,850,102 and 192,947,856 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	1,938	1,930
Additional paid-in capital	289,516	276,874
Retained earnings (accumulated deficit)	(75,057)	(77,093)
Total NorthStar Asset Management Group Inc. stockholders’ equity	216,439	201,748
Non-controlling interest	4,919	—
Total equity	221,358	201,748
Total liabilities and equity	$251,851	$263,869

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share and Dividends Data)
(Unaudited)

	Three Months Ended March 31,(1)
	2015	2014
Revenues
Asset management and other fees, related parties (2)	$61,379	$8,669
Selling commission and dealer manager fees, related parties	29,923	14,548
Other income	400	121
Total revenues	91,702	23,338
Expenses
Commission expense (refer to Note 3)	27,695	13,560
Transaction costs	302	2,550
Other expense	711	30
General and administrative expenses
Salaries and related expense	12,145	7,936
Equity-based compensation expense	13,618	5,694
Other general and administrative expenses	6,105	1,873
Total general and administrative expenses	31,868	15,503
Total expenses	60,576	31,643
Unrealized gain (loss) on foreign exchange	(348)	—
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax (benefit) expense	30,778	(8,305)
Equity in earnings (losses) of unconsolidated ventures	(870)	—
Income (loss) before income tax (benefit) expense	29,908	(8,305)
Income tax (benefit) expense	7,938	—
Net income (loss)	21,970	(8,305)
Net (income) loss attributable to non-controlling interest	(202)	—
Net income (loss) attributable to NorthStar Asset Management Group Inc. common stockholders	$21,768	$(8,305)
Earnings (loss) per share:
Basic	$0.11	$(0.04)
Diluted	$0.11	$(0.04)
Weighted average number of shares:
Basic	189,541,166	187,815,614
Diluted	191,572,264	187,815,614
Dividends per share of common stock	$0.10	N/A
______________________

(1)
The consolidated financial statements for the three months ended March 31, 2015 represents the Company’s results of operations following the spin-off of NorthStar Realty’s historical asset management business on June 30, 2014. The three months ended March 31, 2014 represents a carve out of revenues and expenses attributable to the Company related to NorthStar Realty’s historical asset management business. As a result, results of operations for the three months ended March 31, 2015 may not be comparable to the Company’s results of operations reported for the prior period presented.

(2)	The Company began earning fees on July 1, 2014, in connection with the management agreement with NorthStar Realty (refer to Note 1).

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Performance Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total NorthStar Stockholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	—	$—	—	$—	$105,498	$(77,130)	$28,368	$—	$28,368
Capital contribution of NorthStar Realty	—	—	188,597	1,886	119,323	—	121,209	—	121,209
Amortization of equity-based compensation	—	—	—	—	51,519	—	51,519	—	51,519
Issuance of common stock to directors	—	—	38	—	—	—	—	—	—
Issuance of common stock related to transactions (refer to Note 4)	—	—	956	10	10,300	—	10,310	—	10,310
Issuance of common stock relating to equity-based compensation, net of forfeitures	—	—	827	8	(8)	—	—	—	—
Settlement of RSUs to common stock (refer to Note 7)	—	—	3,030	31	(31)	—	—	—	—
Settlement of RSUs to performance common stock (refer to Note 8)	3,738	37	—	—	(37)	—	—	—	—
Dividends on common stock and equity-based awards (refer to Note 7)	—	—	—	—	—	(19,063)	(19,063)	—	(19,063)
Tax withholding related to vesting of RSUs	—	—	(500)	(5)	(11,289)	—	(11,294)	—	(11,294)
Excess tax benefit from equity-based compensation	—	—	—	—	1,599	—	1,599	—	1,599
Net income (loss)	—	—	—	—	—	19,100	19,100	—	19,100
Balance as of December 31, 2014	3,738	$37	192,948	$1,930	$276,874	$(77,093)	$201,748	$—	$201,748
Amortization of equity-based compensation	—	—	—	—	13,848	—	13,848	317	14,165
Issuance of common stock related to transactions (refer to Note 4)	—	—	208	2	4,505	—	4,507	—	4,507
Issuance of common stock relating to equity-based compensation, net of forfeitures	—	—	642	6	(6)	—	—	—	—
Conversion of Deferred LTIP Units to LTIP Units and common stock, net	—	—	4	—	(4,400)	—	(4,400)	4,400	—
Issuance of performance common stock (refer to Note 8)	475	5	—	—	(5)		—	—	—
Settlement of RSUs to common stock, net (refer to Note 7)	—	—	48	—	(1,130)	—	(1,130)	—	(1,130)
Dividends on common stock and equity-based awards (refer to Note 7)	—	—	—	—	—	(19,732)	(19,732)	—	(19,732)
Excess tax benefit from equity-based compensation	—	—	—	—	(170)	—	(170)	—	(170)
Net income (loss)	—	—	—	—	—	21,768	21,768	202	21,970
Balance as of March 31, 2015 (unaudited)	4,213	$42	193,850	$1,938	$289,516	$(75,057)	$216,439	$4,919	$221,358

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$21,970	$(8,305)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	870	—
Accrued transaction costs	643	—
Depreciation and amortization expense	538	22
Amortization of equity-based compensation	13,488	5,694
Unrealized (gain) loss on foreign exchange	348	—
Deferred income tax, net	2,530	—
Change in assets and liabilities:
Restricted cash	(1,420)	—
Receivables, related parties	(6,393)	(4,177)
Other assets	(585)	(1,280)
Other liabilities	366	—
Accounts payable and accrued expenses	(15,086)	509
Commission payable	(7,471)	1
Net cash provided by (used in) operating activities	9,798	(7,536)
Cash flows from investing activities:
Investments in unconsolidated ventures	(35,631)	—
Distribution from unconsolidated ventures	2,550	—
Net cash provided by (used in) investing activities	(33,081)	—
Cash flows from financing activities:
Contribution from NorthStar Realty	—	9,577
Repurchase of shares related to stock compensation agreements related to tax withholding	(12,424)	—
Dividends	(19,521)	—
Net cash provided by (used in) financing activities	(31,945)	9,577
Effect of foreign exchange rate changes on cash	(348)	—
Net increase (decrease) in cash	(55,576)	2,041
Cash - beginning of period	109,199	7,537
Cash - end of period	$53,623	$9,578

Supplemental disclosure of non-cash investing and financing activities:
Conversion of Deferred LTIP Units to LTIP Units	$4,400	$—
Issuance of common stock related to transactions (refer to Note 4)	4,507	—
Dividend payable related to RSUs	211	—
Accrued transaction costs relating to investments in unconsolidated ventures	145	—

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Organization
NorthStar Asset Management Group Inc. (“NSAM” or the “Company”) is a global asset management firm focused on strategically managing real estate and other investment platforms in the United States and internationally. The Company commenced operations on July 1, 2014, upon the spin-off by NorthStar Realty Finance Corp. (“NorthStar Realty”) of its asset management business into a separate publicly-traded company, NSAM, a Delaware corporation. The spin-off was in the form of a tax-free distribution to NorthStar Realty’s common stockholders where each NorthStar Realty common stockholder received shares of the Company’s common stock on a one-for-one basis. At the same time, NorthStar Realty became externally managed by an affiliate of the Company through a management contract with an initial term of 20 years. NorthStar Realty continues to operate its commercial real estate debt origination business.
Certain of the Company’s affiliates also manage NorthStar Realty’s previously sponsored non-traded companies which raise money through the retail market, as well as any new non-traded company and any future sponsored company (referred to as the “Sponsored Companies” and together with NorthStar Realty, referred to as the “Managed Companies”).
The Company is organized to provide asset management and other services to the Managed Companies or any other companies it may sponsor in the future, both in the United States and internationally. The Managed Companies have historically invested in the commercial real estate (“CRE”) industry. The Company seeks to expand the scope of its asset management business beyond real estate into new asset classes and geographies by organically creating and managing additional investment vehicles or through acquisitions, strategic partnerships and joint ventures. To date, the Company has acquired an approximate 45%, as adjusted, interest in American Healthcare Investors LLC (the “AHI Interest”), an approximate 45% interest in Island Hospitality Management Inc. (the “Island Interest”) and an approximate 50% interest in Distributed Finance Corporation (“Distributed Finance”) (refer to Note 4).
The Company earns asset management, incentive and other fees, directly or indirectly, pursuant to management and other contracts and direct investments. In addition, the Company owns NorthStar Realty Securities, LLC (“NorthStar Securities”), a captive broker-dealer platform registered with the Securities and Exchange Commission (“SEC”) which raises capital in the retail market for the Sponsored Companies.
On March 13, 2015, the Company restructured by converting its current holding company into NSAM LP, a Delaware limited partnership and the operating partnership of the Company (the “Operating Partnership”). The Operating Partnership holds substantially all of the Company’s assets and the Company conducts its operations, directly or indirectly, through the Operating Partnership.
References to the historical asset management business of NorthStar Realty including assets, liabilities and results of operations relate to managing the Sponsored Companies, owning NorthStar Securities and operating its special servicing business and are generally referred to as those of the Company.
Proposed Spin-off of European Real Estate Business
On February 26, 2015, NorthStar Realty announced that its board of directors unanimously approved a plan to spin-off its European real estate business (the “NRF Proposed European Spin”) into a newly-formed publicly-traded real estate investment trust (“REIT”), NorthStar Realty Europe Corp. (“NRE”) expected to be listed on the New York Stock Exchange (“NYSE”). As of May 6, 2015, NorthStar Realty has acquired approximately $2.0 billion of European real estate (excluding NorthStar Realty’s European healthcare assets) comprised of 49 properties spanning across some of Europe’s top markets that will be contributed to NRE upon the completion of the NRF Proposed European Spin. The Company will manage NRE pursuant to a long-term management agreement, on substantially similar terms as the Company’s management agreement with NorthStar Realty. The NRF Proposed European Spin is expected to be completed in the second half of 2015.
All references herein to the Company refer to NorthStar Asset Management Group Inc. and its consolidated subsidiaries, unless the context otherwise requires.

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company are presented on a carve-out basis for the period prior to June 30, 2014 and have been prepared from the historical consolidated balance sheets, statements of operations and cash flow attributed to the historical asset management business of NorthStar Realty and in accordance with

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the SEC.
The consolidated financial statements for the three months ended March 31, 2015 represent the Company subsequent to the spin-off of NorthStar Realty’s historical asset management business of managing the Sponsored Companies, owning NorthStar Securities and operating its special servicing business. In connection with the spin-off, most of NorthStar Realty’s employees at the time of the spin-off became employees of the Company except for executive officers, employees engaged in NorthStar Realty’s loan origination business at the time of the spin-off and certain other employees that became co-employees of both the Company and NorthStar Realty. Therefore, subsequent to June 30, 2014, the Company generally incurs substantially all employee-related cash costs.
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

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Investments in Unconsolidated Ventures
A non-controlling, unconsolidated ownership interest in an entity may be accounted for using the equity method, at fair value or the cost method.
Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of a preferred return and allocation formula, if any, as described in such governing documents.
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
Non-controlling Interest
A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to the Company. A non-controlling interest is required to be presented as a separate component of equity on the consolidated balance sheets and presented separately as net income (loss) and other comprehensive income (loss) (“OCI”) attributable to controlling and non-controlling interests. An allocation to a non-controlling interest may differ from the stated ownership percentage interest in such entity as a result of a preferred return and allocation formula, if any, as described in such governing documents.
Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that could affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates and assumptions.
Reclassifications
Certain prior period amounts have been reclassified in the consolidated financial statements to conform to current period presentation.
Restricted Cash
Restricted cash represents cash held by the Company’s foreign subsidiaries due to certain regulatory capital requirements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Assets and Accounts Payable and Accrued Expenses
The following tables present a summary of other assets and accounts payable and accrued expenses as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015 (Unaudited)	December 31, 2014(1)
Other assets:
Deferred tax asset	$5,857	$3,155
Furniture, fixtures and equipment, net	4,381	4,629
Prepaid expenses	3,019	2,279
Security deposits	2,399	2,232
Due from participating broker-dealers	432	1,965
Prepaid income taxes	—	3,538
Pending deal costs	—	1,045
Other	445	531
Total	$16,533	$19,374
__________________

(1)	Includes fixed assets, tenant improvements and deposits related to leased offices that were transferred to the Company at the time of the spin-off on June 30, 2014.

	March 31, 2015 (Unaudited)	December 31, 2014
Accounts payable and accrued expenses:
Accrued bonus	$10,083	$25,911
Accrued transaction expense	4,562	5,205
Income tax payable	3,173	—
Accrued payroll	2,061	1,400
Accrued professional fees	2,655	740
Accrued equity-based compensation awards (refer to Note 7)	433	—
Accrued tax withholding (1)	—	11,938
Other	1,194	3,922
Total	$24,161	$49,116
__________________

(1)	Represents withholding tax related to vesting and net settlement of restricted stock units.
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
Selling Commission and Dealer Manager Fees and Commission Expense
Selling commission and dealer manager fees represent income earned by the Company for selling equity in the Sponsored Companies through NorthStar Securities. Selling commission and dealer manager fees and commission expense are accrued on a trade date basis. As of March 31, 2015, commission payable of $5.1 million includes $0.4 million due to NorthStar Securities employees.
Allowance for Doubtful Accounts
An allowance for a doubtful account is established when, in the opinion of the Company, a full recovery of a receivable becomes doubtful. A receivable is written off when it is no longer collectible and/or legally discharged. As of March 31, 2015 and December 31, 2014, there was no allowance for doubtful accounts.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Equity-Based Compensation
The Company accounts for equity-based compensation awards, including awards granted to co-employees, using the fair value method, which requires an estimate of fair value of the award. Awards may be based on a variety of measures such as time, performance, market or a combination thereof. For time-based awards, fair value is determined based on the stock price on the grant date. The Company recognizes compensation expense over the vesting period on a straight-line basis. For performance-based awards, fair value is determined based on the stock price at the date of grant and an estimate of the probable achievement of such measure. The Company recognizes compensation expense over the requisite service period, net of estimated forfeitures, using the accelerated attribution expense method. For market-based measures, fair value is determined using a Monte Carlo analysis under a risk-neutral premise using a risk-free interest rate. The Company recognizes compensation expense, over the requisite service period, net of estimated forfeitures, on a straight-line basis.
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
Earnings Per Share
The Company’s basic earnings per share (“EPS”) is calculated using the two-class method for each class of common stock and participating security as if all earnings had been distributed by dividing net income (loss) attributable to common stockholders by the weighted average number of common stock outstanding. Under the two-class method, net income is first reduced for distributions declared on all classes of participating securities to arrive at undistributed earnings. Under the two-class method, net loss is reduced for distributions declared on participating securities only if such security has the right to participate in the earnings of the entity and an objectively determinable contractual obligation to share in net losses of the entity. Diluted EPS includes restricted stock and the potential dilution that could occur if outstanding restricted stock units (“RSUs”), performance common stock or other contracts to issue common stock, assuming performance hurdles have been met, were converted to common stock, including limited partnership interests in the Operating Partnership which are structured as profits interests (“LTIP Units”) (refer to Note 7), where such exercise or conversion would result in a lower EPS. The dilutive effect of such RSUs and LTIP Units is calculated assuming all units are converted to common stock.
Income Taxes
Certain subsidiaries of the Company are subject to taxation by federal, state, local and foreign authorities for the periods presented. On March 13, 2015, the Company restructured by converting, under Delaware law, an existing limited liability company disregarded as separate from the Company for federal income tax purposes to a Delaware limited partnership and admitting as limited partners LTIP Unit Holders, forming the Company’s new Operating Partnership. The Operating Partnership is taxed as a partnership for federal income tax purposes and consequently, its items of income gain, loss, deduction and credit are passed through to, and included in, the taxable income of each of its partners including the Company. For the period prior to March 13, 2015, the Company and its U.S. subsidiaries will file consolidated federal income tax returns. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred tax assets and liabilities.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers.  The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP.  In April 2015, the FASB proposed a one-year deferral of the effective date of the new revenue standard to January 1, 2018. The Company is in the process of evaluating the impact, if any, of the update on its consolidated financial positions, results of operations and financial statement and related disclosures.
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

3.	Management Agreements and Managed Companies
NorthStar Realty
Management Agreement
Upon completion of the spin-off, the Company entered into a management agreement with NorthStar Realty for an initial term of 20 years, which will be automatically renewed for additional 20-year terms each anniversary thereafter unless earlier terminated. As asset manager, the Company is responsible for NorthStar Realty’s day-to-day operations, subject to the supervision of the NorthStar Realty board of directors. Through its global network of subsidiaries and branch offices, the Company performs services and activities relating to, among other things, investments and financing, portfolio management and other administrative services, such as accounting and investor relations, to NorthStar Realty and its subsidiaries other than NorthStar Realty’s commercial real estate loan origination business. The management agreement with NorthStar Realty provides for a base management fee and incentive fee.
Base Management Fee
For the three months ended March 31, 2015, the Company earned $45.3 million related to the base management fee, which is recorded in receivable, related parties on the consolidated balance sheets. The management contract with NorthStar Realty commenced on July 1, 2014, and as such, there were no management fees earned for the three months ended March 31, 2014. The base management fee from NorthStar Realty will increase subsequent to March 31, 2015 by an amount equal to 1.5% per annum of the sum of:

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

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Incentive Fee
For the three months ended March 31, 2015, the Company earned $2.9 million related to the incentive fee, which is recorded in receivable, related parties on the consolidated balance sheets. The incentive fee is calculated and payable quarterly in arrears in cash, equal to:

•
the product of: (a) 15.0% and (b) CAD of NorthStar Realty before such incentive fee, divided by the weighted average shares outstanding of NorthStar Realty for the calendar quarter, when such amount is in excess of $0.39 per share of NorthStar Realty but less than $0.45 per share of NorthStar Realty; plus

•
the product of: (a) 25.0% and (b) CAD of NorthStar Realty before such incentive fee, divided by the weighted average shares outstanding of NorthStar Realty for the calendar quarter, when such amount is equal to or in excess of $0.45 per share of NorthStar Realty;

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
Furthermore, if NorthStar Realty were to spin-off any asset or business in the future, including the NRF Proposed European Spin, such entity would be managed by the Company on terms substantially similar to those set forth in the management agreement between the Company and NorthStar Realty. The management agreement further provides that the aggregate base management fee in place immediately after any future spin-off will not be less than the aggregate base management fee in place at NorthStar Realty immediately prior to such spin-off.
Payment of Costs and Expenses and Expense Allocation
NorthStar Realty is responsible for all of its direct costs and expenses and will reimburse the Company for costs and expenses incurred by the Company on its behalf. In addition to NorthStar Realty’s costs and expenses, following the spin-off, NorthStar Realty is obligated to reimburse the Company for additional costs and expenses incurred by the Company for an amount not to exceed the following: (i) 20.0% of the combined total of: (a) NorthStar Realty’s general and administrative expenses as reported in its consolidated financial statements excluding: (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to the Company under the terms of the management agreement and (4) any allocation of expenses from NorthStar Realty (“NorthStar Realty G&A”); and (b) the Company’s general and administrative expenses as reported in its consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any of the Managed Companies, less (ii) the NorthStar Realty G&A. For the three months ended March 31, 2015, the Company allocated $2.0 million to NorthStar Realty, which is recorded in receivables, related parties in the consolidated balance sheets. In addition, NorthStar Realty will pay directly or reimburse the Company for an allocable portion of any severance paid pursuant to any employment, consulting or similar service agreements in effect between the Company and any of its executives, employees or other service providers.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Sponsored Companies
The following table presents a summary of the fee arrangements with the current Sponsored Companies:

	NorthStar	NorthStar	NorthStar	NorthStar/RXR
	Income	Healthcare	Income II	New York Metro(9)
Offering amount(1)	$1.1 billion	$1.8 billion(8)	$1.65 billion	$2.0 billion
Total raised through May 6, 2015 (2)	$1.2 billion	$1.2 billion	$560 million	(10)
Primary strategy	CRE Debt	Healthcare Equity and Debt	CRE Debt	New York City CRE Equity and Debt
Primary offering period	Completed July 2013	Ends February 2017(8)	Ends May 2016(11)	Ends February 2017(11)
Asset Management and Other Fees:
Asset management fees (3)	1.25% of assets	1.00% of assets	1.25% of assets	1.25% of assets
Acquisition fees (4)	1.00% of investment	2.25% for real estate properties 1.00% of other investments	1.00% of investment	2.25% for real estate properties 1.00% of other investments
Disposition fees (5)	1.00% of sales price	2.00% for real estate properties 1.00% of sales price for debt investments	1.00% of sales price	2.00% for real estate properties 1.00% of sales price for debt investments
Incentive payments (6)	15.00% of net cash flows after an 8.00% return	15.00% of net cash flows after a 6.75% return(7)	15.00% of net cash flows after a 7.00% return	15.00% of net cash flows after a 6.00% return
__________________

(1)	Represents amount of shares registered to offer pursuant to each Sponsored Company’s public offering and includes the follow-on public offering of up to $700 million for NorthStar Healthcare.

(2)	Includes capital raised through dividend reinvestment plans.

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

(9)	Any asset management and other fees incurred by NorthStar/RXR New York Metro will be shared between the Company and RXR Realty as co-sponsors.

(10)	The Company expects to begin raising capital for NorthStar/RXR New York Metro in the second half of 2015.

(11)	Offering period subject to extension as determined by the board of directors of each Sponsored Company.
For the three months ended March 31, 2015 and 2014, the Company earned $13.1 million and $8.7 million respectively, of asset management and other fees from the Sponsored Companies.
In addition to the Sponsored Companies described above, NorthStar Corporate Income, Inc. (“NorthStar Corporate”) confidentially submitted its registration statement on Form N-2 to the SEC in December 2014. NorthStar Corporate seeks to raise up to $1.0 billion in a public offering of common stock.  NorthStar Corporate is structured as a non-diversified, closed-end management investment company that intends to elect to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended.  NorthStar Corporate intends to engage OZ Institutional Credit Management LP (“OZ Credit Management”) an affiliate of Och-Ziff Capital Management Group, LLC (“Och-Ziff”), an alternative asset manager, to serve as the sub-advisor to manage NorthStar Corporate’s investments and oversee operations. Any asset management and other fees incurred by NorthStar Corporate will be shared between the Company and OZ Credit Management as co-sponsors. NorthStar Corporate intends to invest in senior and subordinate loans to middle-market companies.
Pursuant to each of the advisory agreements with the Company’s current Sponsored Companies, the Company may determine, in its sole discretion, to defer or waive, in whole or in part, certain asset management and other fees incurred. In considering

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

whether to defer or waive any such fees, the Company evaluates the specific facts and circumstances surrounding the incurrence of a particular fee and makes its decision on a case by case basis.
Distribution Support
NorthStar Realty committed to invest up to $10.0 million in each of the Sponsored Companies that are in their offering stage. In addition, consistent with its past practices, NorthStar Realty will commit up to $10.0 million for distribution support in any Sponsored Company that the Company may sponsor, up to a total of five new companies per year.
The distribution support agreement related to NorthStar/RXR New York Metro Income, Inc. (“NorthStar/RXR New York Metro”) is an obligation of both NorthStar Realty and RXR Realty, where each agreed to purchase up to an aggregate of $10.0 million in Class A common stock during the two-year period following commencement of the offering, with NorthStar Realty and RXR Realty agreeing to purchase 75% and 25% of any shares purchased, respectively.
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

	NorthStar Income	NorthStar Healthcare	NorthStar Income II	NorthStar/RXR New York Metro
Organization and offering costs (1)	$11.0 million (2)	$22.5 million, or 1.5% of the proceeds expected to be raised from the offering (4)	$24.8 million, or 1.5% of the proceeds expected to be raised from the offering (4)	$30.0 million, or 1.5% of the proceeds expected to be raised from the offering (4)
Operating costs (3)	Greater of 2.0% of its average invested assets or 25.0% of its net income (net of 1.25% asset management fee)	Greater of 2.0% of its average invested assets or 25.0% of its net income (net of 1.00% asset management fee)	Greater of 2.0% of its average invested assets or 25.0% of its net income (net of 1.25% asset management fee)	Greater of 2.0% of its average invested assets or 25.0% of its net income (net of 1.25% asset management fee)
 __________________

(1)
Represents reimbursement for organization and offering costs paid on behalf of the Sponsored Companies in connection with their respective offerings. The Company is facilitating the payment of organization and offering costs on behalf of the Sponsored Companies. The Company records these costs as receivables, related parties on its consolidated balance sheets until repaid. The Sponsored Companies record these costs as either advisory fees, related parties on their consolidated statements of operations or as a cost of capital in their consolidated statements of equity.

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

(4)	Excludes shares being offered pursuant to dividend reinvestment plans.
The following table presents receivables, related parties on the consolidated balance sheets as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015 (Unaudited)	December 31, 2014
NorthStar Realty fees (1)	$43,381	$47,414
Sponsored Companies:
Fees	1,313	245
Other receivables	38,051	29,319
Subtotal Sponsored Companies(2)	39,364	29,564
Other	1,274	648
Total (3)	$84,019	$77,626
________________________

(1)	Represents the base management fee and incentive fee receivable and net direct costs and expenses due between the Company and NorthStar Realty.

(2)
As of March 31, 2015 and December 31, 2014, the Company had unreimbursed costs from the Sponsored Companies of $38.1 million and $29.3 million respectively, recorded as receivables, related parties on the consolidated balance sheets.

(3)	Subsequent to March 31, 2015, the Company received $51.3 million from the Managed Companies.
Selling Commission and Dealer Manager Fees and Commission Expense

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Selling commissions and dealer manager fees represents income earned by selling equity in Sponsored Companies through NorthStar Securities. Pursuant to dealer manager agreements between NorthStar Securities and the Sponsored Companies, the Company generally receives selling commissions of up to 7.0% of gross offering proceeds raised. The Company reallows all selling commissions earned to participating broker-dealers. In addition, the Company also generally receives a dealer manager fee of up to 3.0% of gross offering proceeds raised, a portion of which may be reallowed to participating broker-dealers. The Company earns net commission income through NorthStar Securities for selling equity in the Sponsored Companies, which is expected to cover the costs of the broker-dealer business. Commission expense represents fees to participating broker-dealers with whom the Company has selling agreements and commissions to employees of NorthStar Securities. For the three months ended March 31, 2015 and 2014, the Company reallowed $3.4 million and $1.7 million commission expense to NorthStar Securities employees, respectively.
The following table summarizes selling commission and dealer manager fees, commission expense and net commission income for the three months ended March 31, 2015 and 2014 (dollar in thousands):

	Three Months Ended March 31,
	2015	2014
Selling commission and dealer manager fees	$29,923	$14,548
Commission expense	27,695	13,560
Net commission income(1)	$2,228	$988
________________________

(1)	Excludes direct expenses of NorthStar Securities.
Other
A subsidiary of the Company is a rated special servicer by Standard & Poor’s and Fitch Ratings and receives special servicing fees for services related to certain securitization transactions. For the three months ended March 31, 2015 and 2014, the Company earned $0.4 million and $0.1 million of special servicing fees.

4.	Investments in Unconsolidated Ventures
The following is a description of the Company’s investments in unconsolidated ventures, all of which are accounted for under the equity method.
Distributed Finance
In June 2014, the Company acquired an interest in Distributed Finance, a marketplace finance platform, for $4.0 million. In addition to earning a proportionate share of net income, the Company will also earn a net 0.50% fee on any syndicated investments, a minimum base management fee of 1.0% and an incentive fee of 15.0% on contractually defined excess cash flows. As of March 31, 2015, the carrying value of the investment was $3.4 million. For the three months ended March 31, 2015, the Company recognized equity in losses of $0.2 million related to legal fees incurred by Distributed Finance.
AHI Interest
In December 2014, the Company acquired the AHI Interest in AHI Newco, LLC (“AHI Ventures”), a direct wholly-owned subsidiary of American Healthcare Investors LLC (“AHI”) for $57.5 million, consisting of $37.5 million in cash and $20.0 million of the Company’s common stock, subject to certain lock-up and vesting restrictions ($10.0 million of the Company's common stock vested immediately). The Company’s investment in AHI Ventures is structured as a joint venture between the Company, the principals of AHI and James F. Flaherty III. The members of AHI are entitled to receive certain distributions of operating cash flow and certain promote fees in accordance with the allocations set forth in the joint venture agreement. As of March 31, 2015, the carrying value of the investment was $47.6 million. For the three months ended March 31, 2015, the Company recognized in equity in earnings, operating income of $1.6 million, which includes $1.0 million of equity-based compensation expense and $2.3 million of depreciation and amortization expense.
Island Interest
In January 2015, the Company acquired the Island Interest in Island Hospitality Group Inc. (“Island”) through Island Hospitality Joint Venture, LLC (“Island Ventures”), a subsidiary of Island JV Members Inc. (“Island Members”) for $37.7 million, consisting of $33.2 million in cash and $4.5 million of the Company’s common stock, subject to certain lock-up and vesting restrictions. The Company’s investment in Island Ventures is structured as a joint venture between the Company and

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Island Members. The members of Island Ventures are entitled to receive certain distributions of operating cash flow and certain promote fees in accordance with the allocations set forth in the joint venture agreement. As of March 31, 2015, the carrying value of the investment was $42.0 million. From closing to March 31, 2015, the Company recognized in equity in earnings, operating income of $1.0 million.

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
Credit Agreement
In connection with the spin-off, the Company entered into a revolving credit agreement with NorthStar Realty pursuant to which NorthStar Realty makes available to the Company, on an “as available basis,” up to $250.0 million of financing with a maturity of June 30, 2019 at LIBOR plus 3.50%. The revolving credit facility is unsecured. The Company expects to use the proceeds for general corporate purposes, including potential future acquisitions. In addition, the Company may use the proceeds to acquire assets on behalf of the Managed Companies that the Company intends to allocate to such Managed Company but for which such Managed Company may not then have immediately available funds. The terms of the revolving credit facility contain various representations, warranties, covenants and conditions, including the condition that NorthStar Realty’s obligation to advance proceeds to the Company is dependent upon NorthStar Realty and its affiliates having at least $100.0 million of either unrestricted cash and cash equivalents or amounts available under committed lines of credit, after taking into account the amount the Company seeks to draw under the facility. As of March 31, 2015, the Company had no borrowings outstanding under the credit agreement.
Healthcare Strategic Joint Venture
In January 2014, the Company entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc., focused on expanding the Company’s healthcare business into a preeminent healthcare platform (“Healthcare Strategic Partnership”). In connection with the partnership, Mr. Flaherty oversees and seeks to grow both NorthStar Realty’s healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In connection with entering into the partnership, NorthStar Realty granted Mr. Flaherty certain RSUs, half of which became the Company’s RSUs as a result of NorthStar Realty’s reverse stock split and the spin-off (refer to Note 7). The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% above certain hurdles for new and existing healthcare real estate investments held by NorthStar Realty and NorthStar Healthcare. The partnership will also be entitled to any incentive fees earned from NorthStar Healthcare or any future healthcare non-traded vehicles sponsored by the Company, NorthStar Realty or any affiliates, as well as future healthcare non-traded vehicles sponsored by AHI Ventures. For the three months ended March 31, 2015 and 2014, the Company did not earn incentive fees related to the Healthcare Strategic Partnership. On February 2, 2015, in connection with the completion of NorthStar Healthcare’s initial primary offering, the Company issued 20,305 RSUs to Mr. Flaherty.
AHI Venture
In connection with the AHI Interest, AHI Ventures provides certain asset management, property management and other services to affiliates of the Company assisting in managing the current and future healthcare assets (excluding any joint venture assets) of NorthStar Realty and other Sponsored Companies, including the assets formerly owned by Griffin-American Healthcare REIT II, Inc. (“Griffin-American”) and its former operating partnership, Griffin-American Healthcare REIT II Holdings, LP (“Griffin-America OP portfolio”). AHI Ventures receives a base management fee of $0.6 million per year plus 0.50% of the

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

equity invested by NorthStar Realty in future healthcare assets (excluding assets in the Griffin-American OP portfolio and other joint ventures) that AHI Ventures may manage. AHI Ventures may also participate in the incentive fees earned by the Company and its affiliates with respect to new and existing healthcare real estate investments held by NorthStar Realty and NorthStar Healthcare, including the Griffin-American OP portfolio, any future healthcare non-traded vehicles sponsored by the Company, NorthStar Realty or any affiliates, as well as any future healthcare non-traded vehicles sponsored by AHI Ventures.  AHI Ventures would also be entitled to additional base management fees should it manage assets on behalf of any other Managed Companies. AHI Ventures also intends to directly or indirectly sponsor, co-sponsor, form, register, market, advise, manage and/or operate investment vehicles that are intended to invest primarily in healthcare real estate assets. In addition, Mr. Flaherty acquired a 12.3% interest, as adjusted, in AHI Ventures.
Island Venture
Island is a leading, independent select service hotel management company that currently manages 149 hotel properties, representing $3.7 billion, of which 101 hotel properties are owned by NorthStar Realty. Island provides certain asset management, property management and other services to NorthStar Realty to assist in managing its hotel properties. Island receives a base management fee of 2.5% to 3.0% of the current monthly revenue of the NorthStar Realty hotel properties it manages for NorthStar Realty.
RXR Realty
In December 2013, NorthStar Realty entered into a strategic transaction with RXR Realty, the co-sponsor of NorthStar/RXR New York Metro. The investment in RXR Realty includes an approximate 30% equity interest. NorthStar Realty’s equity interest in RXR Realty is structured so that the Company is entitled to certain fees in connection with RXR Realty’s investment management business.

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
Impact of the Spin-off
NorthStar Realty issued equity-based awards to directors, officers, employees, consultants and advisors pursuant to the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan, as amended and restated (the “NorthStar Realty Stock Plan”), and the NorthStar Realty Executive Incentive Bonus Plan, as amended (the “NorthStar Realty Plan” and collectively the “NorthStar Realty Equity Plans”). In addition, the Company issued equity-based awards to directors, officers, employees, consultants and advisors pursuant to the NorthStar Asset Management Group Inc. 2014 Omnibus Stock Incentive Plan (the “NSAM Stock Plan”) and the NorthStar Asset Management Group Inc. Executive Incentive Bonus Plan (the “NSAM Bonus Plan” and collectively, with the NSAM Stock Plan, the “NSAM Plans”)
All of the vested and unvested equity-based awards granted by NorthStar Realty prior to the spin-off remained outstanding immediately following the spin-off with various adjustments made to these awards to reflect NorthStar Realty’s reverse stock split as well as the impact of the spin-off, as described below.
NorthStar Realty’s equity awards outstanding at the time of the spin-off, including LTIP Units converted to common shares in connection with NorthStar Realty’s internal corporate reorganization, were adjusted to an equal number of shares of the Company’s common stock or Deferred LTIP Units, as described below, but generally continue to remain, subject to the same vesting and other terms that applied prior to the spin-off. Vesting conditions for outstanding awards were adjusted to reflect the impact of the spin-off with respect to employment conditions for service-based awards and total stockholder return for performance-based awards. The shares of the Company’s common stock (representing LTIP Units previously issued by NorthStar Realty’s operating partnership prior to the spin-off) that remain subject to vesting after the spin-off, as well as grants of shares of the Company’s common stock subject to time-based vesting issued by the Company since the time of the spin-off, are herein referred to as restricted stock.
Deferred LTIP Units outstanding immediately prior to the spin-off were equity awards issued by NorthStar Realty representing the right to receive either LTIP Units in NorthStar Realty’s successor operating partnership or, if such LTIP Units were not available by March 13, 2015, shares of NorthStar Realty common stock (subject to the same vesting conditions). On March 13, 2015, all of the Company’s outstanding Deferred LTIP Units were generally settled in LTIP Units in the Operating Partnership, or shares of restricted stock, which remain subject to the same vesting conditions that applied to the Deferred LTIP Units.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
NorthStar Asset Management Plans
NSAM Stock Plan
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
In anticipation of the spin-off, on April 3, 2014, the Company granted an aggregate of 6,230,529 RSUs to its executive officers pursuant to the NSAM Stock Plan. The RSUs vest over four years and are subject to the achievement of performance-based vesting conditions and continued employment. 40% of these RSUs are performance-based awards and were subject to the achievement of performance-based hurdles relating to CAD and capital raising of the Sponsored Companies, as well as continued employment through December 31, 2017 (“Performance RSUs”). 30% of these RSUs are market-based awards and are subject to the achievement of performance-based hurdles relating to the Company’s absolute total stockholder return and continued employment over a four-year period ended April 2, 2018 (“Absolute RSUs”). The remaining 30% of these RSUs are market-based awards and are subject to the achievement of performance-based hurdles based on the Company’s total stockholder return relative to the Russell 2000 Index and continued employment over a four-year period ended April 2, 2018 (“Relative RSUs”). With respect to these grants, the grant date fair value for the Performance RSUs, Absolute RSUs and Relative RSUs was $17.01, $10.22 and $16.21 per RSU, respectively. The grant date fair value was determined using a risk-free interest rate of 1.48%. In May 2014, the Company also granted an aggregate of 1,317,368 RSUs (net of forfeitures occurring prior to March 31, 2015) with substantially similar terms as the RSUs granted to executives in April 2014 to certain employees pursuant to the NSAM Stock Plan.  With respect to these grants, the grant date fair value for the Performance RSUs, Absolute RSUs and Relative RSUs was $16.80, $9.95 and $16.29 per RSU, respectively. The grant date fair value was determined using a risk-free interest rate of 1.29%. In December 2014, the Company determined that the performance hurdles relating to the Performance RSUs were met. On December 31, 2014, the Performance RSUs were settled in shares of the Company’s common stock, of which 25% were vested and the remainder (in the form of restricted stock) will vest in equal installments on December 31, 2015, 2016 and 2017, subject to continued employment.  On December 31, 2014, the Company retired 392,157 of the vested shares of common stock to satisfy the minimum statutory tax withholding requirements. The common stock retired to satisfy the withholding amounts was recorded as a reduction to additional paid-in capital with an offsetting payable recorded in accounts payable and accrued expenses.  On December 31, 2014, the Absolute RSUs and Relative RSUs related to the executives were settled in shares of performance common stock.  Upon vesting pursuant to the terms of the Absolute RSUs and Relative RSUs, shares of performance common stock will automatically convert into shares of common stock and the executive will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each share of performance common stock that vests) on or after the date the shares of performance common stock were initially issued.
NSAM Bonus Plan
In March 2014, the NorthStar Realty Compensation Committee approved the NSAM Bonus Plan, which was subsequently adopted by the Company’s board of directors and approved by its sole stockholder. The NSAM Bonus Plan establishes the general parameters of the Company’s incentive bonus program for its executive officers. Pursuant to the NSAM Bonus Plan, for each plan year, the administrator will establish two bonus pools (an annual cash bonus pool and a long-term bonus pool), award a bonus pool percentage(s) to each participant with respect to such bonus pools and establish performance goals, vesting

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

requirements and other terms and conditions applicable to such bonuses. The NSAM Bonus Plan was administered by the NorthStar Realty Compensation Committee prior to the spin-off and is administered by the Company’s compensation committee following the spin-off. Prior to the spin-off, the NorthStar Realty Compensation Committee established bonus pools, awarded bonus pool percentages and established the performance goals, vesting requirements and other terms and conditions applicable to bonuses for 2014 under the NSAM Bonus Plan.
Pursuant to an employee matters agreement entered into in connection with the spin-off, NorthStar Realty agreed to make the cash portion of any incentive payment to the Company employees for services performed in 2014 through the date of the spin-off and as a result NorthStar Realty was responsible for paying approximately 50% of the 2014 annual cash and long-term bonuses earned under the NSAM Bonus Plan. Long-term bonuses for 2014 were paid in both Company and NorthStar Realty equity-based awards, subject to performance-based and time-based vesting conditions over the four-year performance period from January 1, 2014 through December 31, 2017. Approximately 31.65% of these long-term bonuses were subject to the achievement of performance-based hurdles relating to CAD and capital raising of the Sponsored Companies in 2014 to be paid in shares of the Company’s common stock that vest 25% on each of December 31, 2014, 2015, 2016 and 2017, subject to continued employment. 18.35% of these long-term bonuses are performance-based awards to be paid in shares of performance common stock that are subject to vesting based on the achievement of performance-based hurdles relating to the Company’s absolute total stockholder return and continued employment over a four-year period. The remaining approximately 50% of long-term bonuses are being paid by NorthStar Realty.
In connection with the long-term bonuses for 2014, the Company determined that the performance hurdles for the approximately 31.65% of the long-term bonuses to be paid in shares of the Company’s common stock were met.  On December 31, 2014, the Company paid this portion of the long-term bonus by issuing 795,107 shares of common stock, of which 25% were vested and the remainder (in the form of restricted stock) will vest in equal installments on December 31, 2015, 2016 and 2017, subject to continued employment. The Company retired 108,198 of the vested shares of common stock to satisfy the minimum statutory withholding requirements. In connection with the remainder of the long-term bonus to be paid by the Company, in February 2015, the Company issued an aggregate of 474,842 shares of performance common stock to executives, which are subject to vesting based on the Company’s absolute total stockholder return and continued employment over the four-year period ending December 31, 2017. With respect to these grants, the grant date fair value was $21.16 per share, which was determined using a risk-free interest rate of 1.00%. Upon vesting, these shares of performance common stock will automatically convert into shares of common stock and the executives will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each share of performance common stock that vests) on or after January 1, 2015.  In February 2015, the Company also granted 642,882 restricted shares, net of forfeitures, to certain non-executive employees, subject to time based vesting conditions through January 29, 2018.
NorthStar Realty Equity Plans
In connection with the spin-off, the Company issued the following related to the NorthStar Realty Equity Plans that remain outstanding as of March 31, 2015: 220,902 shares of restricted common stock which remain subject to vesting; 1,127,696 LTIP Units (net of forfeitures), of which 781,042 remain subject to vesting; and 1,205,210 RSUs which remain subject to vesting based on performance and continued employment. On December 31, 2014, the performance hurdle for an incremental 762,898 of RSUs was met pursuant to NorthStar Realty’s bonus plan for 2011. To settle these RSUs, on January 1, 2015 the Company issued 49,149 shares of common stock, net of the minimum statutory tax withholding requirements and the Company issued 665,747 Deferred LTIP Units, which subsequently settled to LTIP Units with the creation of the Operating Partnership on March 13, 2015.
Other Issuances
Healthcare Strategic Joint Venture
In connection with entering into the Healthcare Strategic Partnership, NorthStar Realty granted Mr. Flaherty 500,000 RSUs on January 22, 2014, adjusted to reflect NorthStar Realty’s reverse stock split, which vest on January 22, 2019, unless certain conditions are met. In connection with the spin-off, the RSUs granted to Mr. Flaherty were adjusted to also relate to an equal number of shares of the Company’s common stock. The RSUs are entitled to dividend equivalents prior to vesting and may be settled either in shares of common stock of the Company or in cash at the option of the Company. Mr. Flaherty is also entitled to incremental grants of the Company’s common stock subject to certain conditions being met pursuant to a separate contractual arrangement entered into in connection with the Healthcare Strategic Partnership. On February 2, 2015, in connection with the completion of NorthStar Healthcare’s initial public offering and the services Mr. Flaherty provides to the Healthcare Strategic

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Partnership, the Company issued 20,305 incremental RSUs to Mr. Flaherty, which vest on the third anniversary of the grant date, unless certain conditions are met.
AHI
On December 8, 2014, the Company acquired an interest in AHI for $37.5 million in cash and $20.0 million of common stock, representing 956,462 shares. In connection with this acquisition, the Company required the seller to subject one-half of these shares to forfeiture conditions that lapse based on the continued service to AHI of its three principals, with forfeiture conditions with respect to 50% of these shares lapsing two years after the closing date of the Company’s acquisition and the remaining 50% lapsing five years after the closing date. As a result of this vesting arrangement, $10.0 million of common stock (or 478,231 shares) subject to this arrangement is treated as a contingent consideration arrangement tied to continued employment of the AHI principals as an incentive to remain as employees of AHI.  As such, this contingent consideration arrangement is accounted for separately as a compensatory arrangement with amortization of such equity award being recorded by the Company through equity in earnings.  The AHI principals are also entitled to incremental grants of the Company’s common stock subject to certain conditions being met pursuant to a separate contractual arrangement entered into in connection with the Company’s AHI investment. For the three months ended March 31, 2015, no incremental awards were issued. The Company will contribute $2.0 million in shares related to equity incentives for AHI’s employees for 2015 and 2016.
Summary
As of March 31, 2015, an aggregate of 26,358,957 shares of the Company’s common stock were reserved for the issuance of awards under the 2014 NSAM Plan, subject to equitable adjustment upon the occurrence of certain corporate events, provided that this number automatically increases each January 1st by 2% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31st.
Equity-based compensation expense for the three months ended March 31, 2014 includes an expense based on a carve-out attributed to the Company related to NorthStar Realty’s historical asset management business for the three months ended March 31, 2014. The allocation is based on an estimate had the Company’s asset management business been run as an independent entity and was determined principally based on relative head count and management’s knowledge of NorthStar Realty’s operations.
For the three months ended March 31, 2015, the Company recorded equity-based compensation expense of $13.6 million (including $0.1 million of dividends associated with non-employees). For the three months ended March 31, 2014, the Company was allocated $5.7 million of equity-based compensation expense related to the NorthStar Realty Equity Plans.
The following table presents a summary of LTIP Units and unvested restricted stock. The balance as of March 31, 2015 represents LTIP Units whether vested or not that are outstanding and unvested shares of restricted stock whether vested or not (grants in thousands):

	Three Months Ended March 31, 2015
	Restricted Stock	LTIP Units		Total Grants	Weighted Average Grant Price
Beginning Balance	4,104	1,135	(1)	5,239	$22.12
New grants	649	666		1,315	23.62
Conversions	—	(7)		(7)	15.51
Vesting of restricted stock post-spin	(466)	—		(466)	13.95
Forfeited or canceled grants	(8)	—		(8)	17.85
Ending Balance/Weighted Average	4,279	1,794		6,073	$23.09
___________________

(1)	Represents Deferred LTIP Units that settled into LTIP Units on March 13, 2015.
As of March 31, 2015, equity-based compensation expense to be recognized over the remaining vesting period through April 2018 is $122.3 million, provided there are no forfeitures and excluding any mark-to-market adjustment.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.	Stockholders’ Equity
Spin-off
In connection with the spin-off, NorthStar Realty distributed to its common stockholders all of the common stock of the Company in a pro rata distribution of one share of the Company common stock for each share of NorthStar Realty common stock.
Common Stock
In January 2015, in connection with the Island Interest, the Company issued 208,486 shares of common stock resulting in an increase to additional paid-in capital in 2015 of $4.5 million, subject to certain lock-up and vesting restrictions.
Performance Common Stock
The Company is currently authorized to issue 1.6 billion shares of capital stock, of which 500 million is designated as performance common stock, par value $.01 per share. In connection with the performance-based component of the 2014 long-term bonus to be paid by the Company, in February 2015, the Company issued an aggregate of 474,842 shares of performance common stock to executives.
Earnings Per Share
Basic and diluted earnings per share and the average number of common shares outstanding were calculated using the number of common stock outstanding immediately following the spin-off on June 30, 2014. The Company presents common shares issued in connection with the spin-off as if it had been outstanding for all periods presented, similar to a stock split. The following table presents EPS for the three months ended March 31, 2015 and 2014 (dollars and shares in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income (loss)	$21,768	$(8,305)
Earnings (loss) allocated to unvested participating securities	(832)	—
Numerator for basic income per share	20,936	(8,305)
Participating nonvested shares	832	—
Net income (loss) attributable to LTIP Units non-controlling interest	202	—
Numerator for diluted income per share	$21,970	$(8,305)

Denominator:
Weighted average number of shares of common stock	189,541	187,816
Incremental diluted shares	2,031	—
Weighted average number of diluted shares(1)	191,572	187,816
Earnings (loss) per share:
Basic	$0.11	$(0.04)
Diluted	$0.11	$(0.04)
_______________________

(1)
Diluted EPS excludes the effect of equity-based awards issued that were not dilutive for the periods presented. These instruments could potentially impact diluted EPS in future periods, depending on changes in the Company’s stock price and other factors.

Dividends
For the three months ended March 31, 2015, the Company declared a dividend on its common stock on February 25, 2015 of $0.10 per share, which was paid on March 13, 2015 to stockholders of record as of the close of business on March 9, 2015.

9.	Non-controlling Interest
Operating Partnership
Non-controlling interest includes the aggregate LTIP Units held by limited partners (the “Unit Holders”) in the Operating Partnership. Net income (loss) attributable to the non-controlling interest is based on the weighted average Unit Holders’ ownership percentage of the Operating Partnership for the respective period. The issuance of additional common stock or LTIP Units changes the percentage ownership of both the Unit Holders and the Company. Since an LTIP Unit is generally redeemable

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

for cash or common stock at the option of the Company, it is deemed to be equivalent to common stock. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and non-controlling interest on the accompanying consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership. In connection with the formation of the Operating Partnership, the Company recorded a non-controlling interest of $4.4 million related to LTIP Units. As of March 31, 2015, 1,793,443 LTIP units were outstanding, representing a 1.0% ownership and non-controlling interest in the Operating Partnership. Income attributable to the Operating Partnership non-controlling interest for the three months ended March 31, 2015 was $0.2 million.
10.     Income Taxes
Subsequent to the spin-off, the Company became subject to both domestic and international income tax, as such, there was no income tax (benefit) expense for the three months ended March 31, 2014. On March 13, 2015, the Company restructured by converting, under Delaware law, an existing limited liability company disregarded as separate from the Company for federal income tax purposes to a Delaware limited partnership and admitting as limited partners LTIP Unit Holders, forming the Company’s new Operating Partnership. The Operating Partnership is treated as a partnership for federal income tax purposes and consequently, its items of income gain, loss, deduction and credit are passed through to, and included in, the taxable income of each of its partners including the Company. For the period prior to March 13, 2015, the Company and its U.S. subsidiaries will file consolidated federal income tax returns.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company’s net deferred tax asset is primarily comprised of future income tax deductions attributable to the vesting and exercise of certain equity compensation awards.
For the three months ended March 31, 2015, the Company incurred $7.9 million of income tax expense which is based on a full year estimated effective tax rate of approximately 27%. The Company operates internationally and domestically through multiple operating subsidiaries.  Each of the jurisdictions in which the Company operates has its own tax law and tax rate and the tax rate outside the United States may be lower than the U.S. federal statutory income tax rate.

11.	Segment Reporting
The Company conducts its asset management business through the following five segments, which are based on how management reviews and manages its business:

•
NorthStar Realty - Provide asset management and other services on a fee basis by managing NorthStar Realty’s day-to-day operations. The Company began earning fees from NorthStar Realty on July 1, 2014.

•	Sponsored Companies - Provide asset management and other services on a fee basis by managing each Sponsored Company’s respective day-to-day operations.

•	Broker-dealer - Raise capital in the retail market through NorthStar Securities and earn dealer manager fees from the Sponsored Companies.

•
Direct Investments - Invest in strategic partnerships and joint ventures with third-parties with expertise in commercial real estate or other sectors and markets, where the Company benefits from the fee stream and potential incentive fee or promote.

•	Corporate/Other - Includes corporate level general and administrative expenses, as well as special servicing on a fee basis in connection with certain securitization transactions.
The consolidated financial statements for the three months ended March 31, 2015 represent the Company subsequent to the spin-off of NorthStar Realty’s historical asset management business of managing the Sponsored Companies, owning NorthStar Securities and operating its special servicing business. Periods prior to June 30, 2014 present a carve-out of NorthStar Realty’s historical financial information including revenues and expenses allocated to the Company, related to NorthStar Realty’s historical asset management business. Expenses also included an allocation of indirect expenses from NorthStar Realty, including salaries, equity-based compensation and other general and administrative expenses (primarily occupancy and other costs) based on an estimate had NorthStar Realty’s historical asset management business been run as an independent entity. This allocation method was principally based on relative headcount and management’s knowledge of NorthStar Realty’s operations. Additionally, periods prior to June 30, 2014 did not reflect the management agreement the Company entered into with NorthStar Realty effective July 1, 2014.
The following tables present segment reporting for the three months ended March 31, 2015 and 2014 (dollars in thousands):

Statement of Operations:
Three months ended March 31, 2015	NorthStar Realty (1)	Sponsored Companies	Broker Dealer (2)	Direct Investments	Corporate/Other	Total
Asset management and other fees, related parties	$48,251	$13,128	$—	$—	$—	$61,379
Selling commission and dealer manager fees, related parties	—	—	29,923	—	—	29,923
Commission expense	—	—	27,695	—	—	27,695
Salaries and related expense	—	—	2,237	—	9,908	12,145
Equity-based compensation expense	—	—	—	—	13,618	13,618
Other general and administrative expenses	—	—	1,915	—	4,190	6,105
Equity in earnings (losses) of unconsolidated ventures	—	—	—	(870)	—	(870)
Income tax (benefit) expense	—	—	—	—	7,938	7,938
Net income (loss)	48,251	13,128	(1,965)	(870)	(36,574)	21,970
_______________

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1)	The Company began earning fees on July 1, 2014, in connection with the management agreement with NorthStar Realty (refer to Note 3).

(2)	Direct general and administrative expenses incurred by the broker dealer.

Statement of Operations:
Three months ended March 31, 2014	NorthStar Realty (1)	Sponsored Companies	Broker Dealer (2)	Corporate/Other	Total
Asset management and other fees, related parties	$—	$8,669	$—	$—	$8,669
Selling commission and dealer manager fees, related parties	—	—	14,548	—	14,548
Commission expense	—	—	13,560	—	13,560
Salaries and related expense	—	—	1,863	6,073	7,936
Equity-based compensation expense	—	—	—	5,694	5,694
Other general and administrative expenses	—	—	1,762	111	1,873
Net income (loss)	—	8,669	(2,660)	(14,314)	(8,305)
_______________

(1)	The Company began earning fees on July 1, 2014, in connection with the management agreement with NorthStar Realty (refer to Note 3).

(2)	Direct general and administrative expenses incurred by the broker dealer.
The following table presents total assets by segment as of March 31, 2015 and December 31, 2014 (dollars in thousands):

Total Assets	NorthStar Realty (1)	Sponsored Companies (1)	Broker Dealer	Direct Investments	Corporate/Other	Total
March 31, 2015	$53,069	$22,029	$12,183	$95,615	$68,955	$251,851
December 31, 2014	$60,909	$27,147	$17,868	$54,480	$103,465	$263,869

__________________

(1)
Primarily represents the receivable, related parties as of March 31, 2015 and December 31, 2014, respectively. Subsequent to March 31, 2015, the Company received $51.3 million of reimbursements from the Managed Companies.

12.	Subsequent Events
Dividends
On May 5, 2015, the Company declared a dividend of $0.10 per share of common stock. The common stock dividend will be paid on May 22, 2015 to stockholders of record as of the close of business on May 18, 2015.
Share Buyback
In April 2015, the Company’s board of directors authorized the repurchase of up to $400 million of its outstanding common stock. The authorization will expire in twelve months, unless otherwise extended by the Company’s board of directors. The Company was in a black out period since establishment of the plan and consequently, as of May 8, 2015, the Company has not repurchased any shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in Item 1. “Financial Statements” of this report. References to “NSAM,” “we,” “us” or “our” refer to NorthStar Asset Management Group Inc. and its subsidiaries unless the context specifically requires otherwise.
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
Certain of our affiliates also manage NorthStar Realty’s previously sponsored non-traded companies which raise money through the retail market, as well as any new non-traded company and any future sponsored company, referred to as our Sponsored Companies and together with NorthStar Realty, referred to as our Managed Companies.
We are organized to provide asset management and other services to our Managed Companies, both in the United States and internationally. Our Managed Companies have historically invested in the commercial real estate, or CRE, industry. We seek to expand the scope of our asset management business beyond real estate into new asset classes and geographies by organically creating and managing additional investment vehicles or through acquisitions, strategic partnerships and joint ventures.
We earn asset management, incentive and other fees, directly or indirectly, pursuant to management and other contracts and direct investments. In addition, we own NorthStar Realty Securities, LLC, or NorthStar Securities, a captive broker-dealer platform registered with the Securities and Exchange Commission, or SEC, which raises capital in the retail market for our Sponsored Companies.
As of March 31, 2015, we had $24 billion of assets under management, adjusted for commitments to acquire certain investments by our Managed Companies. In addition, we invested $99 million in direct investments that manage $8.3 billion across a variety of asset classes.
Proposed Spin-off of European Real Estate Business
On February 26, 2015, NorthStar Realty announced that its board of directors unanimously approved a plan to spin-off its European real estate business, or NRF Proposed European Spin into a newly-formed publicly-traded real estate investment trust, or REIT, NorthStar Realty Europe Corp., or NRE, expected to be listed on the New York Stock Exchange, or NYSE. As of May 6, 2015, NorthStar Realty has acquired approximately $2.0 billion of European real estate (excluding NorthStar Realty’s European healthcare assets) comprised of 49 properties spanning across some of Europe’s top markets that will be contributed to NRE upon the completion of the NRF Proposed European Spin. We will manage NRE pursuant to a long-term management agreement, on substantially similar terms as our management agreement with NorthStar Realty. The NRF Proposed European Spin is expected to be completed in the second half of 2015.
Summary of Business
Our primary business lines are as follows:

•	NorthStar Realty - Provide asset management and other services on a fee basis by managing NorthStar Realty’s day-to-day operations. We began earning fees from NorthStar Realty on July 1, 2014.

•	Sponsored Companies - Provide asset management and other services on a fee basis by managing each Sponsored Company’s respective day-to-day operations.

•	Broker-dealer - Raise capital in the retail market through NorthStar Securities and earn dealer manager fees from our Sponsored Companies.

•
Direct Investments - Invest in strategic partnerships and joint ventures with third-parties with expertise in commercial real estate or other sectors and markets, where we benefit from the fee stream and potential incentive fee or promote.

Our Business
Our primary business objective is to provide asset management and other services by managing NorthStar Realty and our Sponsored Companies, both in the United States and internationally. We earn asset management, incentive and other fees pursuant to management and other contracts and direct investments. Our growth will depend upon the ability of NorthStar

Realty and our Sponsored Companies to grow by raising capital, which in turn is driven by their investment activities and overall performance. In addition, growth in our assets under management for our Sponsored Companies is impacted by the ability to raise capital in the retail market through our captive broker-dealer platform. Our Managed Companies have historically invested in the CRE industry and have demonstrated the ability to invest and create value through multiple real estate cycles and changing market conditions. We seek to further expand the scope of our asset management business beyond real estate organically by creating and managing additional investment vehicles. For instance, we confidentially submitted a registration statement with the SEC to co-manage a business development company, or BDC, with OZ Institutional Credit Management LP, or OZ Credit Management, an affiliate of Och-Ziff Capital Management Group, LLC, or Och-Ziff, that will invest in senior and subordinate loans to middle-market companies.
As we grow our business, as well as expand into new asset classes and geographies, we seek to enter into strategic partnerships and joint ventures with third parties with expertise in commercial real estate or other sectors and markets to augment our business operations while at the same time benefiting from fee streams generated by such strategic partnerships and joint ventures.
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
Assets of our Managed Companies grew significantly over the past several years driven by our ability to raise capital for NorthStar Realty and our Sponsored Companies and in turn effectively deploy such capital. The following table presents the assets of our Managed Companies as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015 (1)(2)		December 31, 2014
	Amount	Percentage	Amount	Percentage
NorthStar Realty	$18,242,983	76.90%	$17,871,175	82.30%
Sponsored Companies:
NorthStar Income	2,073,263	8.70%	2,183,570	10.10%
NorthStar Healthcare	2,523,759	10.60%	1,097,729	5.10%
NorthStar Income II	913,880	3.80%	533,063	2.50%
Subtotal Sponsored Companies	5,510,902	23.10%	3,814,362	17.70%
Total	$23,753,885	100.00%	$21,685,537	100.00%
__________________

(1)	Adjusted for acquisitions and commitments to purchase through May 6, 2015.

(2)	Based on investments reported by each Managed Company, except for NorthStar Realty which excludes NorthStar Healthcare’s proportionate interest in healthcare joint ventures.
To date, we also invested in the following businesses that have an aggregate of $8.3 billion assets under management:

•	American Healthcare Investors LLC, or AHI, is a healthcare-focused real estate investment management firm;

•	Island Hospitality Management Inc., or Island, is a leading, independent select service hotel management company; and

•	Distributed Finance Corporation, or Distributed Finance, is a marketplace finance platform company.
In connection with these investments, we earn fees and may be entitled to certain incentive fees. In addition, AHI and Island provide certain asset management, property management and other services to us to assist in managing the current and future assets of our Managed Companies.
NorthStar Realty
NorthStar Realty is a diversified commercial real estate company with 84% of its total assets invested in real estate of which 77% is invested in direct real estate investments including healthcare, hotel, European, manufactured housing communities, net lease, multifamily and multi-tenant office properties. In addition, NorthStar Realty originates, structures, acquires and manages senior and subordinate debt investments and invests in CRE securities. NorthStar Realty has grown its business by raising capital and deploying such capital effectively. To date in 2015, NorthStar Realty issued aggregate capital of $1.3 billion (including the remaining shares available to be issued under NorthStar Realty’s forward sale agreement for net proceeds of $569 million). In 2014, NorthStar Realty issued aggregate net capital of $2.6 billion, including $1.3 billion from the issuance of common equity (including the remaining shares issued under a forward sale agreement in February 2015 for net proceeds of $122 million), $1.1 billion as part of the consideration for the merger of Griffin-American Healthcare REIT II, Inc., or Griffin-American, and $242 million from the issuance of preferred equity.
The management agreement with NorthStar Realty is for an initial term of 20 years and provides for a base management fee and incentive fee.
Base Management Fee
For the three months ended March 31, 2015, we earned $45 million related to the base management fee. The management contract with NorthStar Realty commenced on July 1, 2014, and as such, there were no management fees earned for the three months ended March 31, 2014. The base management fee from NorthStar Realty will increase subsequent to March 31, 2015 by an amount equal to 1.5% per annum of the sum of:

•	cumulative net proceeds of all future common equity and preferred equity issued by NorthStar Realty;

•	equity issued by NorthStar Realty in exchange or conversion of exchangeable senior notes based on the stock price at the date of issuance;

•
any other issuances by NorthStar Realty of common equity, preferred equity or other forms of equity, including but not limited to limited partnership interests in the Operating Partnership which are structured as profits interests, or LTIP Units (excluding equity-based compensation, but including issuances related to an acquisition, investment, joint venture or partnership); and

•
cumulative cash available for distribution, or CAD, of NorthStar Realty in excess of cumulative distributions paid on common stock, LTIP units or other equity awards beginning the first full calendar quarter after the spin-off.

Additionally, NorthStar Realty’s equity interest in RXR Realty LLC, or RXR Realty, and Aerium Group is structured so that we are entitled to the portion of distributable cash flow from each investment in excess of the $10 million minimum annual base amount.
As of May 6, 2015, the annual base management fee, including the remaining shares pursuant to the NorthStar Realty forward sale agreement is $200.5 million.
Incentive Fee
For the three months ended March 31, 2015, we earned $3 million related to the incentive fee. The incentive fee is calculated and payable quarterly in arrears in cash, equal to:

•
the product of: (a) 15% and (b) CAD of NorthStar Realty before such incentive fee, divided by the weighted average shares outstanding of NorthStar Realty for the calendar quarter, when such amount is in excess of $0.39 per share of NorthStar Realty but less than $0.45 per share of NorthStar Realty; plus

•
the product of: (a) 25% and (b) CAD of NorthStar Realty before such incentive fee, divided by the weighted average shares outstanding of NorthStar Realty for the calendar quarter, when such amount is equal to or in excess of $0.45 per share of NorthStar Realty;

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

•
If NorthStar Realty were to spin-off any asset or business in the future, including the NRF Proposed European Spin, such entity would be managed by us on terms substantially similar to those set forth in the management agreement between us and NorthStar Realty. The management agreement further provides that the aggregate base management fee in place immediately after any future spin-off will not be less than the aggregate base management fee in place at NorthStar Realty immediately prior to such spin-off.

Payment of Costs and Expenses and Expense Allocation
NorthStar Realty is responsible for all of its direct costs and expenses and will reimburse us for costs and expenses incurred by us on its behalf. In addition to NorthStar Realty’s costs and expenses, following the spin-off, NorthStar Realty is obligated to reimburse us for additional costs and expenses incurred by us for an amount not to exceed the following: (i) 20% of the combined total of: (a) NorthStar Realty’s general and administrative expenses as reported in its consolidated financial statements excluding: (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to us under the terms of the management agreement and (4) any allocation of expenses from NorthStar Realty, or NorthStar Realty G&A; and (b) our general and administrative expenses as reported in our consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any of our Managed Companies, less (ii) the NorthStar Realty G&A.
Sponsored Companies
We raise capital for certain of our Sponsored Companies through NorthStar Securities.

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

•	NorthStar Real Estate Income II, Inc., or NorthStar Income II - Our third Sponsored Company, NorthStar Income II, is currently raising capital.

•	NorthStar/RXR New York Metro Income, Inc., or NorthStar/RXR New York Metro - Our fourth Sponsored Company, NorthStar/RXR New York Metro, expects to begin raising capital in the second half 2015.

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

The following table presents a summary of the fee arrangements with our current Sponsored Companies:

	NorthStar	NorthStar	NorthStar	NorthStar/RXR
	Income	Healthcare	Income II	New York Metro(9)
Offering amount(1)	$1.1 billion	$1.8 billion(8)	$1.65 billion	$2.0 billion
Total raised through May 6, 2015 (2)	$1.2 billion	$1.2 billion	$560 million	(10)
Primary strategy	CRE Debt	Healthcare Equity and Debt	CRE Debt	New York City CRE Equity and Debt
Primary offering period	Completed July 2013	Ends February 2017(8)	Ends May 2016(11)	Ends February 2017(11)
Asset Management and Other Fees:
Asset management fees(3)	1.25% of assets	1.00% of assets	1.25% of assets	1.25% of assets
Acquisition fees(4)	1.00% of investment	2.25% for real estate properties 1.00% of other investments	1.00% of investment	2.25% for real estate properties 1.00% of other investments
Disposition fees(5)	1.00% of sales price	2.00% for real estate properties 1.00% of sales price for debt investments	1.00% of sales price	2.00% for real estate properties 1.00% of sales price for debt investments
Incentive payments(6)	15.00% of net cash flows after an 8.00% return	15.00% of net cash flows after a 6.75% return(7)	15.00% of net cash flows after a 7.00% return	15.00% of net cash flows after a 6.00% return

__________________

(1)	Represents amount of shares registered to offer pursuant to each Sponsored Company’s public offering and includes the follow-on public offering of up to $700 million for NorthStar Healthcare.

(2)	Includes capital raised through dividend reinvestment plans.

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

(9)	Any asset management and other fees incurred by NorthStar/RXR New York Metro will be shared between us and RXR Realty as co-sponsors.

(10)	We expect to begin raising capital for NorthStar/RXR New York Metro in the second half of 2015.

(11)	Offering period subject to extension as determined by the board of directors of each Sponsored Company.
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
The following table presents a summary of our current Sponsored Companies and their capital raising activity for the three months ended March 31, 2015, year ended December 31, 2014 and from inception through May 6, 2015:

				Capital Raised (in thousands)(1)
				Three Months Ended	Year Ended	From inception through
	Primary Strategy	Offering Amount	Offering Period	March 31, 2015	December 31, 2014	May 6, 2015
NorthStar Income	CRE Debt	$1.1 billion	Completed July 2013	$10,747	$42,661	$1,206,193
NorthStar Healthcare	Healthcare Equity and Debt	$1.8 billion(2)	Ends February 2017(2)	138,507	867,245	1,162,052
NorthStar Income II	CRE Debt	$1.65 billion	Ends May 2016(3)	179,463	280,296	560,196
NorthStar/RXR New York Metro	New York City CRE Equity and Debt	$2.0 billion	Ends February 2017(3)	—	—	—
NorthStar Corporate	Senior and subordinate loans to middle-market companies	$1.0 billion	(4)	—	—	—
__________________

(1)	Includes capital raised through dividend reinvestment plans.

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
Distribution Support
NorthStar Realty committed to invest up to $10 million in each of our Sponsored Companies that are in their offering stage. In addition, consistent with its past practices, NorthStar Realty will commit up to $10 million for distribution support in any Sponsored Company that we may sponsor, up to a total of five new companies per year.
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
Payment of Costs and Expenses and Expense Allocation
In addition, we are entitled to certain expense allocations for costs paid on behalf of our Sponsored Companies which include: (i) reimbursement for organization and offering costs such as professional fees and other costs associated with the formation and offering of the Sponsored Company; and (ii) reimbursement for direct and indirect operating costs such as certain salaries, equity-based compensation and professional and other costs associated with managing the operations of the Sponsored Company. The following table presents a summary of the expense arrangements with our current Sponsored Companies:

	NorthStar Income	NorthStar Healthcare	NorthStar Income II	NorthStar/RXR New York Metro
Organization and offering costs (1)	$11.0 million (2)	$22.5 million, or 1.5% of the proceeds expected to be raised from the offering (4)	$24.8 million, or 1.5% of the proceeds expected to be raised from the offering (4)	$30.0 million, or 1.5% of the proceeds expected to be raised from the offering(4)
Operating costs (3)	Greater of 2.0% of its average invested assets or 25.0% of its net income (net of 1.25% asset management fee)	Greater of 2.0% of its average invested assets or 25.0% of its net income (net of 1.00% asset management fee)	Greater of 2.0% of its average invested assets or 25.0% of its net income (net of 1.25% asset management fee)	Greater of 2.0% of its average invested assets or 25.0% of its net income (net of 1.25% asset management fee)
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

(4)	Excludes shares being offered pursuant to dividend reinvestment plans.

Sources of Operating Revenues and Cash Flows
We primarily generate revenue from asset management, incentive and other fee income pursuant to contractual arrangements with our Managed Companies. We also generate revenue from commission income from selling equity in our Sponsored Companies. Effective July 1, 2014, we began generating revenue from asset management, incentive and other fee income from NorthStar Realty in addition to our Sponsored Companies. Additionally, we record equity in earnings and receive distributions from our unconsolidated ventures.
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
Outlook and Recent Trends
As an asset manager, we and the assets of our Managed Companies are impacted by general market and economic conditions. We have focused to date on strategically managing our real estate investments platform but we may determine to expand the breadth of our business. Historically, we have principally managed U.S. commercial real estate assets and have more recently expanded internationally. Consequently, we expect that global markets and economic conditions will have a greater impact on our business in the future.
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
A proxy for the liquidity in the commercial real estate market is non-agency commercial mortgage backed securities, or CMBS, issuance. Approximately $80 billion and $88 billion of non-agency CMBS was issued in the United States in 2013 and 2014, respectively, with industry experts currently predicting approximately $100 billion of non-agency CMBS issuance in 2015. In the first quarter 2015, approximately $25 billion of new CMBS issuance occurred in the United States keeping the market on pace for the current projection of $100 billion for 2015. We believe the U.S. economy is on a healthy growth path and that the U.S. Federal Reserve is on track to begin raising rates in 2015. However, there are concerns about low inflation in the United States, a stronger U.S. dollar, slow global growth and international market volatility. Many other global central banks are easing monetary conditions to combat their own problems with low inflation and slow growth.
The European economy has also been steadily recovering.  However, regional disparities continue to persist as economies recover at differing speeds. We believe that the European Central Bank’s €1.1 trillion “quantitative easing” program, along with historically low interest rates and the depreciation of the euro, has nonetheless created a compelling long-term investment environment in Europe.  Real estate transaction volume in Europe has continued to climb, with office transactions representing over one-third of the volume in 2014. As financial institutions continue to deleverage, we anticipate that there will be further opportunities to acquire portfolios and assets at an attractive long term basis.

Valuations in the commercial real estate markets have generally improved since bottoming out in 2009. Robust investor demand in 2014 for commercial real estate increased transaction activity and prices as rent and vacancy fundamentals improved across most property sectors and are forecasted to continue to improve in 2015. However, global economic and political headwinds remain. For instance, global market instability and the risk that maturing commercial real estate debt may have difficulties being refinanced, among other factors, may continue to cause periodic volatility in the commercial real estate market for some time. It is currently estimated that approximately $1.4 trillion of commercial real estate debt in the United States will mature through 2018. While there is an increased supply of liquidity and improved fundamentals in the commercial real estate market, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.
As an active asset manager in the retail capital raising industry, historically focusing on the non-traded sector, we actively monitor market fundamentals and trends. After showing resiliency during the economic downturn between 2007 and 2010, the non-traded sector experienced strong growth over recent years with approximately $16 billion of equity being raised for programs in this space in 2014 alone. We anticipate that capital raising in 2015 will remain strong as we monitor a variety of trends in this industry including a number of regulatory changes like the implementation of FINRA 15-02 and the Department of Labor’s recent proposal on a fiduciary standard for retirement accounts.
Due to generally positive market dynamics and our expertise and industry relationships, we continue to see a robust pipeline of investment opportunities that have credit qualities and yield profiles that are consistent with our underwriting standards and that we believe offer the opportunity to meet or exceed our Managed Companies, targeted returns, thereby increasing our assets under management and fee income. We also believe the opportunity exists to accelerate our growth through accretive investments in third party asset managers. While we remain optimistic that we will continue to be able to generate and capitalize on an attractive pipeline of opportunities, there is no assurance that will be the case.
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
Portfolio Management
Credit risk management is our ability to manage our investments and investments of our Managed Companies in a manner that preserves capital and income and minimizes losses that would decrease income. Upon commencement of operations, we perform portfolio management on behalf of our Managed Companies. We maintain a comprehensive portfolio management process that generally includes day-to-day oversight by the portfolio management and servicing team, regular management meetings and an exhaustive quarterly credit review process. These processes are designed to enable management to evaluate and proactively identify asset-specific credit issues and trends on a portfolio-wide basis. Nevertheless, we cannot be certain that such review will identify all issues within the portfolios of our Managed Companies due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses at our Managed Companies may also stem from investments that are not identified during these credit reviews. We use many methods to actively manage the assets of our Managed Companies such as frequent re-underwriting and dialogue with borrowers/tenants/operators/partners and regular inspections of our Managed Companies’ collateral, modification to debt terms, taking title to collateral or selling assets when we can obtain a price that is attractive relative to its risk. In addition, we seek to utilize services of certain strategic partnerships and joint ventures with third parties with expertise in commercial real estate or other sectors and markets to assist our portfolio management of our Managed Companies. The portfolio management team, under the direction of the Investment Committee, uses many methods to actively manage our asset base to preserve our income and capital.
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
Investments in Unconsolidated Ventures
A non-controlling, unconsolidated ownership interest in an entity may be accounted for using the equity method, at fair value or the cost method.
Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of a preferred return and allocation formula, if any, as described in such governing documents.
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
Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that could affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates and assumptions.
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
Income Taxes
Certain of our subsidiaries are subject to taxation by federal, state, local and foreign authorities for the periods presented. On March 13, 2015, we restructured by converting, under Delaware law, an existing limited liability company disregarded as separate from us for federal income tax purposes to a Delaware limited partnership and admitting as limited partners LTIP Unit Holders, forming our new operating partnership, or Operating Partnership. The Operating Partnership is taxed as a partnership for federal income tax purposes and consequently, its items of income gain, loss, deduction and credit are passed through to, and included in, the taxable income of each of its partners including us. For the period prior to March 13, 2015, we and our
U.S. subsidiaries will file consolidated federal income tax returns. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred tax assets and liabilities.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers.  The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP. In April 2015, the FASB proposed a one-year deferral of the effective date of the new revenue standard to January 1, 2018. We are in the process of evaluating the impact, if any, of the update on our consolidated financial positions, results of operations and financial statement.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2015 to March 31, 2014 (dollars in thousands):
The consolidated financial statements for the three months ended March 31, 2015 represent our results of operations following the spin-off of NorthStar Realty’s historical asset management business on June 30, 2014. Our historical financial information for the three months ended March 31, 2014 represents a carve-out of revenues and expenses attributable to us related to NorthStar Realty’s historical asset management business. As a result, results of operations for the three months ended March 31, 2015 may not be comparable to our results of operations reported for the prior period presented. The following table represents our results of operations for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	Amount	%
Revenues
Asset management and other fees, related parties	$61,379	$8,669	$52,710	608.0%
Selling commission and dealer manager fees, related parties	29,923	14,548	15,375	105.7%
Other income	400	121	279	230.6%
Total revenues	91,702	23,338	68,364	292.9%
Expenses
Commission expense	27,695	13,560	14,135	104.2%
Transaction costs	302	2,550	(2,248)	(88.2)%
Other expense	711	30	681	NM
General and administrative expenses
Salaries and related expense	12,145	7,936	4,209	53.0%
Equity-based compensation expense	13,618	5,694	7,924	139.2%
Other general and administrative expenses	6,105	1,873	4,232	226.0%
Total general and administrative expenses	31,868	15,503	16,365	105.6%
Total expenses	60,576	31,643	28,933	91.4%
Unrealized gain (loss) on foreign exchange	(348)	—	(348)	N/A
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax (benefit) expense	30,778	(8,305)	39,083	(470.6)%
Equity in earnings (losses) of unconsolidated ventures	(870)	—	(870)	N/A
Income (loss) before income tax (benefit) expense	29,908	(8,305)	38,213	(460.1)%
Income tax (benefit) expense	7,938	—	7,938	N/A
Net income (loss)	$21,970	$(8,305)	$30,275	(364.5)%

Asset Management and Other Fees
Asset management and other fees are comprised of fees from our Managed Companies summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
NorthStar Realty:
Base fee	$45,308	N/A
Incentive fee	2,943	N/A
Subtotal NorthStar Realty	48,251	N/A	(1)
Sponsored Companies:
Asset management fees	10,788	5,207	(2)
Acquisition fees	1,069	3,287	(3)
Disposition fees	1,271	175	(4)
Subtotal Sponsored Companies	13,128	8,669
Total	$61,379	$8,669
__________________

(1)	We began earning fees on July 1, 2014, in connection with the management agreement with NorthStar Realty.

(2)	The increase was driven by the growth in assets of our Sponsored Companies. As of March 31, 2015 and 2014, our Sponsored Companies held aggregate assets of $5.5 billion and $2.2 billion, respectively.

(3)	The decrease was due to decreased new investment activity of our Sponsored Companies in the first quarter 2015 as compared to the same period in 2014.

(4)	The increase was driven by increased repayments of debt investments from NorthStar Income and NorthStar Income II in 2015.
Selling Commission and Dealer Manager Fees
We earn net commission income through NorthStar Securities for selling equity in our Sponsored Companies.
Selling commission and dealer manager fees represent fees earned for selling equity in our Sponsored Companies through NorthStar Securities. Pursuant to dealer manager agreements between NorthStar Securities and our Sponsored Companies, we generally receive selling commissions of up to 7% of gross offering proceeds raised, which we reallow to participating broker-dealers. In addition, we also generally receive a dealer manager fee of up to 3% of gross offering proceeds raised, a portion of which is typically also reallowed to participating broker-dealers and paid to certain employees of NorthStar Securities. Selling commission increased due to higher capital raising activity for the three months ended March 31, 2015 as compared to the same period in 2014.
The following table presents equity raised by our Sponsored Companies for the periods presented (dollars in thousands):

	Three Months Ended March 31, (1)
	2015	2014
NorthStar Income	$10,747	$8,326	(2)
NorthStar Healthcare	138,507	101,732	(3)
NorthStar Income II	179,463	48,247	(4)
Total	$328,717	$158,305
_________________

(1)	Includes capital raised through dividend reinvestment plans.

(2)	NorthStar Income successfully completed its primary offering on July 1, 2013.

(3)	Shortly after December 31, 2014, NorthStar Healthcare completed its initial primary offering and began raising capital for its follow-on offering at the end of the first quarter 2015.

(4)	Capital raising pace at NorthStar Income II accelerated in the first quarter 2015.
Other Income
Other income primarily represents special servicing fees related to certain securitization transactions at the corporate level. We are a rated special servicer by Standard & Poor’s and Fitch Ratings and we receive special servicing fees for services related to certain securitization transactions. The increase is primarily the result of more services performed in 2015.
Expenses
Commission Expense
Commission expense represents fees to participating broker-dealers with whom we have selling agreements to raise capital for our Sponsored Companies and commissions to employees of NorthStar Securities. Commission income and expense both increased due to higher capital raising activity for the three months ended March 31, 2015 as compared to the same period in 2014.
Transaction Costs
For the three months ended March 31, 2015, transaction costs represent costs associated with the restructure of our holding company to include an operating partnership. For the three months ended March 31, 2014, transaction costs represent costs such as professional fees associated with the spin-off in 2014.
Other Expense
Other expense primarily represents depreciation expense and foreign exchange gain (loss) at the corporate level.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level except as it relates to direct compensation expense and other costs incurred at our broker-dealer, which is part of our broker-dealer segment.
General and administrative expenses increased $16.4 million primarily attributable to the following:
Salaries and related expense increased $4.2 million primarily due to most employees of NorthStar Realty becoming our employees upon the spin-off as well as hiring additional employees for increased activity, offset by an allocation to our Managed Companies.
Equity-based compensation expense increased $7.9 million primarily due to the prior period amount only representing an allocation of equity-based compensation expense related to NorthStar Realty’s historical asset management business. For the three months ended March 31, 2015, we recognized $13.6 million of equity-based compensation expense related to the NSAM Stock Plan (as defined below) of $10.2 million and NorthStar Realty Equity Plans (as defined below) of $3.4 million. For the three months ended March 31, 2014, we were allocated $5.7 million of equity-based compensation expense.
Other general and administrative expenses increased $4.2 million primarily due to the spin-off as the prior period amount only represented an allocation of other general and administrative expense related to NorthStar Realty’s historical asset management business.
Equity in earnings (losses) of unconsolidated ventures
Equity in earnings (losses) of unconsolidated ventures represents interests in two investments that we acquired in 2014 and one that we acquired in 2015. For the three months ended March 31, 2015, we recognized in equity in earnings, operating income of $2.4 million, which includes $1.0 million of equity-based compensation expense and $2.3 million of depreciation and amortization expense.
Income Tax (Benefit) Expense
Effective July 1, 2014, we are subject to both domestic and international income tax.
Liquidity and Capital Resources
Our capital sources may include cash flow provided from operating activities, primarily from management and other fee income paid to us from our Managed Companies, as well as borrowings and the issuance of common stock. In addition, in connection with the spin-off, we have available under a revolving credit agreement with NorthStar Realty up to $250 million of financing to us subject to certain conditions (refer to Related Party Arrangements). Our primary uses of liquidity include operating expenses, dividends and acquisitions of direct investments. On a quarterly basis, our board of directors determines an appropriate common stock dividend based upon numerous factors, including CAD, availability of existing cash balances, general economic conditions and economic conditions that more specifically impact our business or prospects. Future dividend levels are subject to adjustment based upon our evaluation of the factors described above, as well as other factors that our board of directors may, from time-to-time, deem relevant to consider when determining an appropriate common stock dividend.
In addition, in April 2015, our board of directors authorized the repurchase of up to $400 million of its outstanding common stock.  The authorization will expire in twelve months, unless otherwise extended by the Company’s board of directors. The Company was in a black out period since establishment of the plan and consequently, as of May 8, 2015, we have not repurchased any shares.
We expect that our cash flow from operating activities and available financing will be sufficient to satisfy our liquidity needs. As of March 31, 2015, we had a receivable, related parties balance primarily from our Managed Companies of $84 million, of which we received $51 million subsequent to March 31, 2015.

We currently believe that our existing sources of funds should be adequate for the purposes of meeting our short-term liquidity needs. Unrestricted cash as of May 6, 2015, was approximately $93 million.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31,
Cash flow provided by (used in):	2015	2014
Operating activities	$10,220	$(7,536)
Investing activities	(33,081)	—
Financing activities	(32,367)	9,577
Effect of foreign exchange rate changes on cash	(348)	—
Net increase (decrease) in cash	$(55,576)	$2,041
Three Months Ended March 31, 2015 Compared to March 31, 2014
Net cash provided by operating activities was $10 million for the three months ended March 31, 2015 compared to $8 million used in operating activities for the three months ended March 31, 2014. The increase was due to asset management and other fees from our Managed Companies, offset by the payment of bonuses. Three months ended March 31, 2015 excludes $51 million of fees received subsequent to March 31, 2015.
Net cash used in investing activities represents our direct investments, including the Island Interest for $36 million offset by distributions of $3 million.
Net cash used in financing activities was $32 million for the three months ended March 31, 2015 compared to $10 million provided by financing activities for the three months ended March 31, 2014. The decrease was primarily due to $20 million for the payment of dividends and $12 million for withholding tax related to vesting and net settlement of RSUs.
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
Credit Agreement
In connection with the spin-off, we entered into a revolving credit agreement with NorthStar Realty pursuant to which NorthStar Realty makes available to us, on an “as available basis,” up to $250 million of financing with a maturity of June 30, 2019 at LIBOR plus 3.50%. The revolving credit facility is unsecured. We expect to use the proceeds for general corporate purposes, including potential future acquisitions. In addition, we may use the proceeds to acquire assets on behalf of our Managed Companies that we intend to allocate to such Managed Company but for which such Managed Company may not then have immediately available funds. The terms of the revolving credit facility contain various representations, warranties, covenants and conditions, including the condition that NorthStar Realty’s obligation to advance proceeds to us is dependent upon NorthStar Realty and its affiliates having at least $100 million of either unrestricted cash and cash equivalents or amounts available under committed lines of credit, after taking into account the amount we seek to draw under the facility. As of March 31, 2015, we had no borrowings outstanding under the credit agreement.

Healthcare Strategic Joint Venture
In January 2014, we entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc., focused on expanding our healthcare business into a preeminent healthcare platform, or the Healthcare Strategic Partnership. In connection with the partnership, Mr. Flaherty oversees and seeks to grow both NorthStar Realty’s healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In connection with entering into the partnership, NorthStar Realty granted Mr. Flaherty certain RSUs, half of which became our RSUs as a result of NorthStar Realty’s reverse stock split and the spin-off. The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% above certain hurdles for new and existing healthcare real estate investments held by NorthStar Realty and NorthStar Healthcare. The partnership will also be entitled to any incentive fees earned from NorthStar Healthcare or any future healthcare non-traded vehicles sponsored by us, NorthStar Realty or any affiliates, as well as future healthcare non-traded vehicles sponsored by AHI Ventures. For the three months ended March 31, 2015 and 2014, we did not earn incentive fees related to the Healthcare Strategic Partnership. On February 2, 2015, in connection with the completion of NorthStar Healthcare’s initial primary offering, we issued 20,305 RSUs to Mr. Flaherty.
AHI Venture
In connection with the AHI Interest, AHI Newco, LLC, or AHI Ventures, a direct wholly-owned subsidiary of AHI, provides certain asset management, property management and other services to our affiliates assisting in managing the current and future healthcare assets (excluding any joint venture assets) of NorthStar Realty and other Sponsored Companies, including the assets formerly owned by Griffin-American Healthcare REIT II, Inc., or Griffin-American, and its former operating partnership, Griffin-American Healthcare REIT II Holdings, LP, or Griffin-America OP portfolio. AHI Ventures receives a base management fee of $0.6 million per year plus 0.50% of the equity invested by NorthStar Realty in future healthcare assets (excluding assets in the Griffin-American OP portfolio and other joint ventures) that AHI Ventures may manage. AHI Ventures may also participate in the incentive fees earned by us and our affiliates with respect to new and existing healthcare real estate investments held by NorthStar Realty and NorthStar Healthcare, including the Griffin-American OP portfolio, any future healthcare non-traded vehicles sponsored by us, NorthStar Realty or any affiliates, as well as any future healthcare non-traded vehicles sponsored by AHI Ventures. AHI Ventures would also be entitled to additional base management fees should it manage assets on behalf of any other Managed Companies. AHI Ventures also intends to directly or indirectly sponsor, co-sponsor, form, register, market, advise, manage and/or operate investment vehicles that are intended to invest primarily in healthcare real estate assets. In addition, Mr. Flaherty acquired a 12% interest, as adjusted, in AHI Ventures.
Island Venture
Island is a leading, independent select service hotel management company that currently manages 149 hotel properties, representing $3.7 billion, of which 101 hotel properties are owned by NorthStar Realty. Island provides certain asset management, property management and other services to NorthStar Realty to assist in managing its hotel properties. Island receives a base management fee of 2.5% to 3.0% of the current monthly revenue of the NorthStar Realty hotel properties it manages for NorthStar Realty.
RXR Realty
In December 2013, NorthStar Realty entered into a strategic transaction with RXR Realty, the co-sponsor of NorthStar/RXR New York Metro. The investment in RXR Realty includes an approximate 30% equity interest. NorthStar Realty’s equity interest in RXR Realty is structured so that we are entitled to certain fees in connection with RXR Realty’s investment management business.
Recent Developments
Dividends
On May 5, 2015, we declared a dividend of $0.10 per share of common stock. The common stock dividend will be paid on May 22, 2015 to stockholders of record as of the close of business on May 18, 2015.
Share Buyback
In April 2015, our board of directors authorized the repurchase of up to $400 million of our outstanding common stock. The authorization will expire in twelve months, unless otherwise extended by our board of directors. We were in a black out period since establishment of the plan and consequently, as of May 8, 2015, we have not repurchased any shares.
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
We calculate CAD by subtracting from or adding to net income (loss) attributable to common stockholders, non-controlling interest attributable to the Operating Partnership, and the following items: equity-based compensation, depreciation related items, foreign currency gains (losses), straight-line rent, adjustments for joint ventures, deferred tax (benefit) expense related to timing differences that will not reverse in the current year and transaction and other costs. In future periods, such adjustments may include amortization of deferred financing costs, impairment on goodwill and other intangible assets and other one-time events pursuant to changes in U.S. GAAP and certain other non-recurring items. These items, if applicable, include any adjustments for unconsolidated ventures. Management also believes that quarterly distributions are principally based on operating performance and our board of directors includes CAD as one of several metrics it reviews to determine quarterly distributions to stockholders.
CAD should not be considered as an alternative to net income (loss) attributable to common stockholders, determined in accordance with U.S. GAAP, as an indicator of operating performance. In addition, our methodology for calculating CAD may differ from the methodologies used by other comparable companies when calculating the same or similar supplemental financial measures and may not be comparable with these companies.
The following table presents a reconciliation of CAD to net income (loss) attributable to common stockholders for the three months ended March 31, 2015 (dollars in thousands):

Net income (loss) attributable to common stockholders	$21,768
Non-controlling interest attributable to the Operating Partnership	202
Adjustments:
Equity-based compensation(1)	13,618
Deferred tax (benefit) expense	(1,295)
Adjustment related to joint ventures(2)	3,286
Other(3)	1,187
CAD	$38,766
_______________

(1)	Includes equity-based compensation expense related to grants of NorthStar Realty stock issued in years prior to July 1, 2014 that were split in connection with the spin-off, one-time grants of our stock issued in connection with the spin-off and annual grants of our stock to certain employees.

(2)	Includes $1.0 million of equity-based compensation expense and $2.3 million of depreciation and amortization expense related to an unconsolidated venture.

(3)
Includes $0.5 million of depreciation and amortization expense, $0.1 million of straight-line rental expense, $0.3 million of transaction costs and $0.3 million of foreign currency related adjustments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is primarily related to our role providing asset management and other services to our Managed Companies, both in the United States and internationally, and its effect on the asset management, incentive and other fees we earn. Our exposure to market risk will increase as we expand into new asset classes and geographies, and as a result, we will seek to enter into strategic partnerships and joint ventures with third parties with expertise in commercial real estate or other sectors and markets to augment our business operations while at the same time benefiting from the fee streams generated by such strategic partnerships and joint ventures. Our asset management, incentive and other fees are primarily driven by the ability of our Managed Companies to grow by raising capital, which will in turn be driven by their investment activities, overall performance and various factors beyond our control, including but not limited to, monetary and fiscal policies, domestic and international economic conditions and political considerations. The effect of such risks on our asset management, incentive and other fee agreements vary based on the management contract with the respective Managed Company.
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
Our Sponsored Companies’ ability to sell equity is highly dependent upon the market and the efforts of our broker-dealer, NorthStar Securities. The retail business has experienced rapid growth, is highly competitive and has faced increased scrutiny in recent years. The number of entrants in the retail market space has grown significantly over the last several years and as a result, we are subject to significant competition from these and other companies seeking to raise capital in this market. Additionally, as a result of increased scrutiny, and accompanying media attention and a rapidly changing regulatory environment, our retail businesses may face increased difficulties in raising capital in their offerings due to market perception. These factors may affect our ability to raise capital for our retail businesses and make investments on their behalf, both of which could materially adversely affect our asset management, incentive and other fee income and the net commission income generated by our broker-dealer.
To a lesser extent, we are indirectly exposed to credit risk through the performance of our Managed Companies and direct investments. Credit risk relates to the ability of the individual investments to perform, for instance the ability for the borrowers’ underlying debt or securities investments to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through a comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction.
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
Non-U.S. Operations
We conduct business internationally, with a current focus on Europe. We currently have foreign offices in the United Kingdom, Luxembourg and Bermuda. We are subject to various risks, including, social instability, changes in governmental policies or policies of central banks, tax laws and policies, expropriation, nationalization, unfavorable political and diplomatic developments and changes in legislation relating to non-U.S. ownership. As we continue to expand internationally, we will continue to focus on monitoring and managing these risk factors as they relate to specific international investments.

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, management conducted an evaluation as required under Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, or Exchange Act, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in the Company’s periodic reports.
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
PART II: Other Information
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
3.1
Amended and Restated Certificate of Incorporation of NorthStar Asset Management Group Inc. (incorporated by reference to Exhibit 4.1 to NorthStar Asset Management Group Inc.’s Registration Statement on Form S-8 (File No. 333-197104))

3.2
Amended and Restated Bylaws of NorthStar Asset Management Group Inc. (incorporated by reference to Exhibit 4.2 to NorthStar Asset Management Group Inc.’s Registration Statement on Form S-8 (File No. 333-197104))

10.1
Asset Management Agreement, dated as of June 30, 2014, between NSAM J-NRF Ltd and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.2
Separation Agreement, dated as of June 30, 2014, between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.2 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.3
Contribution Agreement, dated as of June 30, 2014, between NorthStar Asset Management Group Inc. and NRFC Sub-REIT Corp. (incorporated by reference to Exhibit 10.3 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.4
Loan Origination Services Agreement, dated as of June 30, 2014, between NSAM US LLC and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.4 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.5
Tax Disaffiliation Agreement, dated as of June 30, 2014, between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.5 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.6
Employee Matters Agreement, dated as of June 30, 2014, between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.6 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.7
Advisory Agreement, dated as of June 30, 2014, by and among NSAM J-NSI Ltd, NorthStar Real Estate Income Trust, Inc., NorthStar Real Estate Income Trust Operating Partnership, LP and NorthStar Asset Management Group Inc. (incorporated by reference to Exhibit 10.7 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.8
Advisory Agreement, dated as of June 30, 2014, by and among NSAM J-NSHC Ltd, NorthStar Healthcare Income, Inc., NorthStar Healthcare Income Operating Partnership, LP and NorthStar Asset Management Group Inc. (incorporated by reference to Exhibit 10.8 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.9
Advisory Agreement, dated as of June 30, 2014, by and among NSAM J- NSII Ltd, NorthStar Real Estate Income II, Inc., NorthStar Real Estate Income Operating Partnership II, LP and NorthStar Asset Management Group Inc. (incorporated by reference to Exhibit 10.9 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.10
Credit Agreement, dated as of June 30, 2014, by and between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.10 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.11†
Executive Employment Agreement, dated as of June 30, 2014, by and between NorthStar Asset Management Group Inc. and David T. Hamamoto (incorporated by reference to Exhibit 10.11 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.12†
Executive Employment Agreement and Agreement with Foreign Executive Officer, dated as of June 30, 2014, by and between NorthStar Asset Management Group, Ltd and Daniel R. Gilbert (incorporated by reference to Exhibit 10.12 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.13†
Executive Employment Agreement, dated as of June 30, 2014, by and between NorthStar Asset Management Group Inc. and Albert Tylis (incorporated by reference to Exhibit 10.13 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.14†
Executive Employment Agreement, dated as of June 30, 2014, by and between NorthStar Asset Management Group Inc. and Debra A. Hess (incorporated by reference to Exhibit 10.14 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.15†
Executive Employment Agreement, dated as of June 30, 2014, by and between NorthStar Asset Management Group Inc. and Ronald J. Lieberman (incorporated by reference to Exhibit 10.15 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.16†
NorthStar Asset Management Group Inc. 2014 Omnibus Stock Incentive Plan. (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to NorthStar Asset Management Group Inc.’s Registration Statement on Form 10 (File No. 001-36301))

10.17†
NorthStar Asset Management Group Inc. Executive Incentive Bonus Plan. (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to NorthStar Asset Management Group Inc.’s Registration Statement on Form 10 (File No. 001-36301))

10.18†
Form of Indemnification Agreement between NorthStar Asset Management Group Inc. and its directors and officers (incorporated by reference to Exhibit 10.20 to Amendment No. 3 to NorthStar Asset Management Group Inc.’s Registration Statement on Form 10 (File No. 001-36301))

10.19
Unit Purchase Agreement, dated as of November 5, 2014, by and among American Healthcare Investors LLC, HC AHI Holding Company, LLC, AHI Newco, LLC, Platform HealthCare Investor T-II, LLC, NorthStar Asset Management Group Inc. and Jeffrey T. Hanson, Danny Prosky and Mathieu B. Streiff (incorporated by reference to Exhibit 10.19 to NorthStar Asset Management Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

10.20
Amended and Restated Limited Liability Company Agreement of AHI Newco, LLC, dated as of December 8, 2014, by and among Platform Healthcare Investor T-II, LLC, American Healthcare Investors LLC, Flaherty Trust, NorthStar Asset Management Group Inc. and Jeffrey T. Hanson, Danny Prosky and Mathieu B. Streiff (incorporated by reference to Exhibit 10.20 to NorthStar Asset Management Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.21
Unit Purchase Agreement, dated as of January 9, 2015, by and between Platform Hospitality Investor T-II, LLC and Island JV Member Inc. (incorporated by reference to Exhibit 10.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on January 15, 2015)

Exhibit Number	Description of Exhibit
10.22
Limited Liability Company Agreement of Island Hospitality Joint Venture, LLC, dated as of January 9, 2015, by and between Platform Hospitality Investor T-II, LLC and Island JV Member Inc. (incorporated by reference to Exhibit 10.2 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on January 15, 2015)

10.23
Agreement of Limited Partnership of NSAM LP, dated as of March 13, 2015, by and among NorthStar Asset Management Group Inc., as the General Partner and Limited Partner and the limited partners party thereto from time to time (incorporated by reference to Exhibit 10.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on March 19, 2015)

31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*
Certification by the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*
Certification by the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the NorthStar Asset Management Group Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014; (ii) Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2015 and 2014; (iii) Consolidated Statements of Equity for the three months ended March 31, 2015 (unaudited) and year ended December 31, 2014; (iv) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2015 and 2014; and (v) Notes to Consolidated Financial Statements (unaudited)

†	Denotes a management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSTAR ASSET MANAGEMENT GROUP INC.

Date:	May 11, 2015	By:	/s/ DAVID T. HAMAMOTO
David T. Hamamoto
Chairman and Chief Executive Officer

		By:	/s/ DEBRA A. HESS
Debra A. Hess
Chief Financial Officer