Form 10-Q
period 2015-06-30
NorthStar Asset Management Group Inc.
filed 2015-08-10
CIK 1597503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
The Company has one class of common stock, $0.01 par value per share, 193,711,077 shares outstanding and one class of performance common stock, $0.01 par value per share, 4,213,156 shares outstanding, each as of August 7, 2015.

NORTHSTAR ASSET MANAGEMENT GROUP INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to the effects of our spin-off from NorthStar Realty Finance Corp., or NorthStar Realty, described in this Quarterly Report on Form 10-Q, our ability to effectively grow our business, our financing needs, the effects of our current asset management strategy, our management’s track record, our ability to manage credit risk and the assets of our Managed Companies (refer to our Financial Statements), our ability to source additional investment opportunities for our Managed Companies and our ability to obtain new Managed Companies and additional assets to manage. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•
risks inherent in a recently spun-off company, including those related to operating as an independent public company, the capital resources required to protect against business risks, legal risks and risks associated with the tax and accounting treatment of a spin-off transaction;

•	our ability to realize our projected effective income tax rate;

•	adverse domestic or international economic conditions and the impact of the commercial real estate industry on our Managed Companies;

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

•
our historical financial information included in this Quarterly Report on Form 10-Q for periods prior to July 1, 2014 not providing an accurate indication of our performance in the future or reflecting what our financial position, results of operations or cash flows would have been had we operated as an independent public company during the periods presented; and

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

PART I. Financial Information
Item 1.   Financial Statements

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 30, 2015 (Unaudited)	December 31, 2014
Assets
Cash	$100,652	$109,199
Restricted cash	11,960	3,190
Receivables, related parties	90,141	77,626
Investments in unconsolidated ventures	90,720	54,480
Other assets	18,624	19,374
Total assets	$312,097	$263,869
Liabilities
Accounts payable and accrued expenses	$55,403	$49,116
Commission payable	5,367	12,164
Other liabilities	1,249	841
Total liabilities	62,019	62,121
Commitments and contingencies
Equity
NorthStar Asset Management Group Inc. Stockholders’ Equity
Performance common stock, $0.01 par value, 500,000,000 shares authorized, 4,213,156 and 3,738,314 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	42	37
Preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 193,610,410 and 192,947,856 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	1,936	1,930
Additional paid-in capital	298,102	276,874
Retained earnings (accumulated deficit)	(56,626)	(77,093)
Total NorthStar Asset Management Group Inc. stockholders’ equity	243,454	201,748
Non-controlling interests	6,624	—
Total equity	250,078	201,748
Total liabilities and equity	$312,097	$263,869

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share and Dividends Data)
(Unaudited)

	Three Months Ended June 30,(1)		Six Months Ended June 30, (1)
	2015	2014	2015	2014
Revenues
Asset management and other fees, related parties (2)	$90,358	$13,110	$151,737	$21,779
Selling commission and dealer manager fees, related parties	28,337	19,313	58,260	33,861
Other income	434	260	835	381
Total revenues	119,129	32,683	210,832	56,021
Expenses
Commission expense (refer to Note 3)	26,338	18,138	54,034	31,698
Transaction costs	73	21,926	375	24,476
Other expense	642	26	1,353	56
General and administrative expenses
Salaries and related expense	17,705	4,394	29,850	12,324
Equity-based compensation expense	15,002	8,045	28,620	13,745
Other general and administrative expenses	9,255	2,401	15,360	4,274
Total general and administrative expenses	41,962	14,840	73,830	30,343
Total expenses	69,015	54,930	129,592	86,573
Unrealized gain (loss) on foreign exchange	63	—	(285)	—
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	50,177	(22,247)	80,955	(30,552)
Equity in earnings (losses) of unconsolidated ventures (refer to Note 5)	90	—	(781)	—
Income (loss) before income tax benefit (expense)	50,267	(22,247)	80,174	(30,552)
Income tax benefit (expense)	(12,055)	—	(19,992)	—
Net income (loss)	38,212	(22,247)	60,182	(30,552)
Net (income) loss attributable to non-controlling interests	(188)	—	(390)	—
Net income (loss) attributable to NorthStar Asset Management Group Inc. common stockholders	$38,024	$(22,247)	$59,792	$(30,552)
Earnings (loss) per share:
Basic	$0.19	$(0.12)	$0.30	$(0.16)
Diluted	$0.19	$(0.12)	$0.30	$(0.16)
Weighted average number of shares:
Basic	189,599,300	188,596,829	189,574,426	188,596,829
Diluted	194,472,434	188,596,829	193,357,126	188,596,829
Dividends per share of common stock	$0.10	N/A	$0.20	N/A
______________________

(1)
The consolidated financial statements for the three and six months ended June 30, 2015 represent the Company’s results of operations following the spin-off of NorthStar Realty’s historical asset management business on June 30, 2014. The three and six months ended June 30, 2014 represent a carve out of revenues and expenses attributable to the Company related to NorthStar Realty’s historical asset management business. As a result, results of operations for the three and six months ended June 30, 2015 may not be comparable to the Company’s results of operations reported for the prior periods presented.

(2)	The Company began earning fees on July 1, 2014, in connection with the management agreement with NorthStar Realty (refer to Note 1).

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Performance Common Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total NorthStar Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	—	$—	—	$—	$105,498	$(77,130)	$28,368	$—	$28,368
Capital contribution of NorthStar Realty	—	—	188,597	1,886	119,323	—	121,209	—	121,209
Amortization of equity-based compensation	—	—	—	—	51,519	—	51,519	—	51,519
Issuance of common stock to directors	—	—	38	—	—	—	—	—	—
Issuance of common stock related to transactions (refer to Note 4)	—	—	956	10	10,300	—	10,310	—	10,310
Issuance of common stock relating to equity-based compensation, net of forfeitures	—	—	827	8	(8)	—	—	—	—
Settlement of RSUs to common stock (refer to Note 7)	—	—	3,030	31	(31)	—	—	—	—
Settlement of RSUs to performance common stock (refer to Note 8)	3,738	37	—	—	(37)	—	—	—	—
Dividends on common stock and equity-based awards (refer to Note 7)	—	—	—	—	—	(19,063)	(19,063)	—	(19,063)
Tax withholding related to vesting of restricted stock	—	—	(500)	(5)	(11,289)	—	(11,294)	—	(11,294)
Excess tax benefit from equity-based compensation	—	—	—	—	1,599	—	1,599	—	1,599
Net income (loss)	—	—	—	—	—	19,100	19,100	—	19,100
Balance as of December 31, 2014	3,738	$37	192,948	$1,930	$276,874	$(77,093)	$201,748	$—	$201,748
Amortization of equity-based compensation	—	—	—	—	27,590	—	27,590	1,834	29,424
Issuance of common stock related to transactions (refer to Note 4)	—	—	208	2	4,505	—	4,507	—	4,507
Issuance of common stock relating to equity-based compensation, net of forfeitures	—	—	675	7	(7)	—	—	—	—
Conversion of Deferred LTIP Units to LTIP Units and common stock, net	—	—	4	—	(4,400)	—	(4,400)	4,400	—
Retirement of common shares	—	—	(262)	(3)	(4,996)	—	(4,999)	—	(4,999)
Issuance of performance common stock (refer to Note 8)	475	5	—	—	(5)	—	—	—	—
Settlement of RSUs to common stock, net (refer to Note 7)	—	—	37	—	(1,453)	—	(1,453)	—	(1,453)
Dividends on common stock and equity-based awards (refer to Note 7)	—	—	—	—	—	(39,325)	(39,325)	—	(39,325)
Excess tax benefit from equity-based compensation	—	—	—	—	(6)	—	(6)	—	(6)
Net income (loss)	—	—	—	—	—	59,792	59,792	390	60,182
Balance as of June 30, 2015 (unaudited)	4,213	$42	193,610	$1,936	$298,102	$(56,626)	$243,454	$6,624	$250,078

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$60,182	$(30,552)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	781	—
Accrued transaction costs	1,356	15,338
Depreciation and amortization expense	1,238	46
Amortization of equity-based compensation	28,388	13,745
Unrealized (gain) loss on foreign exchange	285	—
Deferred income tax, net	4,487	—
Distribution from unconsolidated ventures	2,108	—
Change in assets and liabilities:
Restricted cash	(8,770)	(3,132)
Receivables, related parties	(12,515)	6,099
Other assets	(5,339)	(3,993)
Other liabilities	408	—
Accounts payable and accrued expenses	9,902	1,242
Commission payable	(6,549)	—
Net cash provided by (used in) operating activities	75,962	(1,207)
Cash flows from investing activities:
Investments in unconsolidated ventures	(35,631)	(4,000)
Distribution from unconsolidated ventures	3,189	—
Net cash provided by (used in) investing activities	(32,442)	(4,000)
Cash flows from financing activities:
Contribution from NorthStar Realty	—	116,398
Repurchase of shares related to stock compensation agreements related to tax withholding	(12,747)	—
Dividends	(39,035)	—
Net cash provided by (used in) financing activities	(51,782)	116,398
Effect of foreign exchange rate changes on cash	(285)	—
Net increase (decrease) in cash	(8,547)	111,191
Cash - beginning of period	109,199	7,537
Cash - end of period	$100,652	$118,728

Supplemental disclosure of non-cash investing and financing activities:
Conversion of Deferred LTIP Units to LTIP Units	$4,400	$—
Retirement of common shares	4,999	—
Deemed capital contribution from NorthStar Realty	—	4,811
Dividend payable related to RSUs	289	—
Distribution from unconsolidated ventures	231	—

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
The Company is organized to provide asset management and other services to the Managed Companies or any other companies it may sponsor in the future, both in the United States and internationally. The Managed Companies have historically invested in the commercial real estate (“CRE”) industry. The Company seeks to expand the scope of its asset management business beyond real estate into new asset classes and geographies by organically creating and managing additional investment vehicles or through acquisitions, strategic partnerships and joint ventures. To date, the Company has acquired a 43% interest in American Healthcare Investors LLC (the “AHI Interest”), a 45% interest in Island Hospitality Management Inc. (the “Island Interest”) and a 50% interest in Distributed Finance Corporation (“Distributed Finance”) (refer to Note 4).
The Company earns asset management, incentive and other fees, directly or indirectly, pursuant to management and other contracts and direct investments. In addition, the Company owns NorthStar Securities, LLC (“NorthStar Securities”), a captive broker-dealer platform registered with the Securities and Exchange Commission (“SEC”) which raises capital in the retail market for the Sponsored Companies.
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
Proposed Spin-off of European Real Estate Business
On February 26, 2015, NorthStar Realty announced that its board of directors unanimously approved a plan to spin-off its European real estate business (the “NRF Proposed European Spin”) into a newly-formed publicly-traded real estate investment trust (“REIT”), NorthStar Realty Europe Corp. (“NRE”) expected to be listed on the New York Stock Exchange (“NYSE”). As of August 5, 2015, NorthStar Realty acquired approximately $2.6 billion, at cost, of European real estate (excluding NorthStar Realty’s European healthcare properties) comprised of 52 properties spanning across some of Europe’s top markets that will be contributed to NRE upon the completion of the NRF Proposed European Spin. The Company will manage NRE pursuant to a long-term management agreement, on substantially similar terms as the Company’s management agreement with NorthStar Realty. The NRF Proposed European Spin is expected to be completed in the second half of 2015. NRE filed its registration statement on Form S-11 with the SEC in July 2015.
All references herein to the Company refer to NorthStar Asset Management Group Inc. and its consolidated subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the SEC.
The consolidated financial statements for the three and six months ended June 30, 2015 represent the Company subsequent to the spin-off of NorthStar Realty’s historical asset management business of managing the Sponsored Companies, owning NorthStar Securities and operating its special servicing business. In connection with the spin-off, most of NorthStar Realty’s employees at the time of the spin-off became employees of the Company except for executive officers, employees engaged in NorthStar Realty’s loan origination business at the time of the spin-off and certain other employees that became co-employees of both the Company and NorthStar Realty. Therefore, subsequent to June 30, 2014, the Company generally incurs substantially all employee-related cash costs.
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
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, the Operating Partnership and their consolidated subsidiaries. All significant intercompany balances are eliminated in consolidation.
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

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Assets and Accounts Payable and Accrued Expenses
The following tables present a summary of other assets and accounts payable and accrued expenses as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015 (Unaudited)	December 31, 2014(1)
Other assets:
Deferred tax asset	$7,642	$3,155
Furniture, fixtures and equipment, net	4,484	4,629
Prepaid expenses	2,287	2,279
Security deposits	2,378	2,232
Due from participating broker-dealers	680	1,965
Prepaid income taxes	—	3,538
Pending deal costs	369	1,045
Other	784	531
Total	$18,624	$19,374
__________________

(1)	Includes fixed assets, tenant improvements and deposits related to leased offices that were transferred to the Company at the time of the spin-off on June 30, 2014.

	June 30, 2015 (Unaudited)	December 31, 2014
Accounts payable and accrued expenses:
Accrued bonus	$25,803	$25,911
Income tax payable	15,218	—
Accrued share repurchase(1)	4,999	—
Accrued transaction expense	3,849	5,205
Accrued payroll	1,184	1,400
Accrued professional fees	840	740
Accrued equity-based compensation awards (refer to Note 7)	617	—
Accrued dividends	448	—
Accrued tax withholding (2)	—	11,938
Other	2,445	3,922
Total	$55,403	$49,116
__________________

(1)	In June 2015, the Company repurchased 261,600 common shares for approximately $5.0 million, which settled in July 2015 (refer to Note 8).

(2)	Represents withholding tax related to vesting and net settlement of restricted stock.
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
Selling Commission and Dealer Manager Fees and Commission Expense
Selling commission and dealer manager fees represent income earned by the Company for selling equity in the Sponsored Companies through NorthStar Securities. Selling commission and dealer manager fees and commission expense are accrued on a trade date basis. As of June 30, 2015, commission payable of $5.4 million includes $0.7 million due to NorthStar Securities employees.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Allowance for Doubtful Accounts
An allowance for a doubtful account is established when, in the opinion of the Company, a full recovery of a receivable becomes doubtful. A receivable is written off when it is no longer collectible and/or legally discharged. As of June 30, 2015 and December 31, 2014, there was no allowance for doubtful accounts.
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
Foreign Currency
Assets and liabilities denominated in a foreign currency for which the functional currency is the U.S. dollar are remeasured using the currency exchange rate in effect at the end of the period presented and the results of operations for such entities are remeasured into U.S. dollars using the spot currency exchange rate at the time of the transaction. The resulting foreign currency remeasurement adjustment is recorded in unrealized gain (loss) on foreign currency in the consolidated statements of operations.
Comprehensive Income (Loss)
The Company had no items of other comprehensive income (loss), so its comprehensive (loss) is the same as the net (loss) for all periods presented.
Earnings Per Share
The Company’s basic earnings per share (“EPS”) is calculated using the two-class method for each class of common stock and participating security as if all earnings had been distributed by dividing net income (loss) attributable to common stockholders by the weighted average number of common stock outstanding. Diluted EPS reflects the maximum potential dilution that could occur from the Company’s share-based compensation, consisting of unvested restricted stock awards, restricted stock units (“RSUs”), performance common stock or other contracts to issue common stock, assuming performance hurdles have been met, were converted to common stock, including limited partnership interests in the Operating Partnership which are structured as profits interests (“LTIP Units”). Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period. The Company’s unvested restricted stock awards, RSUs and LTIPs units contain rights to receive non-forfeitable dividends and thus are participating securities. Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers. The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year.  The effective date of the new revenue standard for the Company will be January 1, 2018. The Company is in the process of evaluating the impact, if any, of the update on its consolidated financial position, results of operations and financial statement disclosures.
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
In April 2015, the FASB issued an accounting update changing the presentation of financing costs in financial statements. Under the new guidance, an entity would present these costs in the balance sheet as a direct deduction from the related liability rather than as an asset.  Amortization of the costs would continue to be reported as interest expense.  The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

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
Base Management Fee
For the three and six months ended June 30, 2015, the Company earned $48.2 million and $93.6 million, respectively, related to the base management fee, of which $48.2 million is recorded in receivable, related parties on the consolidated balance sheets. The management contract with NorthStar Realty commenced on July 1, 2014, and as such, there were no management fees earned for the three and six months ended June 30, 2014. The base management fee from NorthStar Realty will increase subsequent to June 30, 2015 by an amount equal to 1.5% per annum of the sum of:

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

•
cumulative net proceeds of all future common equity and preferred equity issued by NorthStar Realty, including any shares issued as part of a forward agreement such as the remaining $246.0 million of shares currently available under the NorthStar Realty forward contract;

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
Incentive Fee
For the three and six months ended June 30, 2015, the Company earned $3.5 million and $6.4 million, respectively, related to the incentive fee, of which $3.5 million is recorded in receivable, related parties on the consolidated balance sheets. The incentive fee is calculated and payable quarterly in arrears in cash, equal to:

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

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Payment of Costs and Expenses and Expense Allocation
NorthStar Realty is responsible for all of its direct costs and expenses and will reimburse the Company for costs and expenses incurred by the Company on its behalf. In addition to NorthStar Realty’s costs and expenses, following the spin-off, NorthStar Realty is obligated to reimburse the Company for additional costs and expenses incurred by the Company for an amount not to exceed the following: (i) 20.0% of the combined total of: (a) NorthStar Realty’s general and administrative expenses as reported in its consolidated financial statements excluding: (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to the Company under the terms of the management agreement and (4) any allocation of expenses to NorthStar Realty (“NorthStar Realty G&A”); and (b) the Company’s general and administrative expenses as reported in its consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any of the Managed Companies, less (ii) the NorthStar Realty G&A. For the three and six months ended June 30, 2015, the Company allocated $0.8 million and $2.8 million, respectively, to NorthStar Realty, of which $0.8 million is recorded in receivables, related parties in the consolidated balance sheets. In addition, NorthStar Realty will pay directly or reimburse the Company for an allocable portion of any severance paid pursuant to any employment, consulting or similar service agreements in effect between the Company and any of its executives, employees or other service providers.
Sponsored Companies
The following table presents a summary of the fee arrangements with the current Sponsored Companies, which are effective:

	NorthStar	NorthStar	NorthStar	NorthStar/RXR
	Income	Healthcare	Income II	New York Metro (9)
Offering amount (1)	$1.1 billion	$1.8 billion (8)	$1.65 billion	$2.0 billion
Total raised through August 4, 2015 (2)	$1.2 billion	$1.3 billion	$700 million	(10)
Primary strategy	CRE Debt	Healthcare Equity and Debt	CRE Debt	Tri-State CRE Equity and Debt
Primary offering period	Completed July 2013	Ends February 2017 (8)	Ends May 2016 (11)	Ends February 2017 (11)
Asset Management and Other Fees:
Asset management fees (3)	1.25% of assets	1.00% of assets	1.25% of assets	1.25% of assets
Acquisition fees (4)	1.00% of investments	2.25% for real estate properties 1.00% of other investments	1.00% of investments	2.25% for real estate properties 1.00% of other investments
Disposition fees (5)	1.00% of sales price	2.00% for real estate properties 1.00% of sales price for debt investments	1.00% of sales price	2.00% for real estate properties 1.00% of sales price for debt investments
Incentive payments (6)	15.00% of net cash flows after an 8.00% return	15.00% of net cash flows after a 6.75% return (7)	15.00% of net cash flows after a 7.00% return	15.00% of net cash flows after a 6.00% return
________________

(1)	Represents amount of shares registered to offer pursuant to each Sponsored Company’s public offering and includes the follow-on public offering of up to $700 million for NorthStar Healthcare.

(2)	Includes capital raised through dividend reinvestment plans.

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

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(9)	Any asset management and other fees incurred by NorthStar/RXR New York Metro will be shared equally between the Company and RXR Realty, as co-sponsors.

(10)	The Company expects to begin raising capital for NorthStar/RXR New York Metro in the second half of 2015.

(11)	Offering period subject to extension as determined by the board of directors of each Sponsored Company.
In addition to the Sponsored Companies described above, the Company is sponsoring the following additional companies:

•
NorthStar Corporate Income, Inc. (“NorthStar Corporate”) confidentially submitted its amended registration statement on Form N-2 to the SEC in June 2015. NorthStar Corporate seeks to raise up to $1.0 billion in a public offering of common stock. NorthStar Corporate is structured as a non-diversified, closed-end management investment company that intends to elect to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). NorthStar Corporate intends to invest in senior and subordinate loans to middle-market companies.

•
NorthStar Global Corporate Income Fund (“NorthStar Global”) filed its registration statement on Form N-2 with the SEC in July 2015. NorthStar Global seeks to raise up to $3.0 billion in a public offering of common stock. NorthStar Global is structured as a non-diversified, closed-end management investment company that is registered under the Investment Company Act. NorthStar Global intends to invest in global corporate credit, including first and second lien loans, subordinated debt, bonds and structured credit.

NorthStar Corporate and NorthStar Global intend to engage OZ Institutional Credit Management LP (“OZ Credit Management”) an affiliate of Och-Ziff Capital Management Group, LLC (“Och-Ziff”), an alternative asset manager, to serve as the sub-advisor to manage NorthStar Corporate and NorthStar Global’s investments and oversee operations. Any asset management and other fees incurred by NorthStar Corporate and NorthStar Global will be shared between the Company and OZ Credit Management, as co-sponsors.
For the three months ended June 30, 2015 and 2014, the Company earned $38.6 million and $13.1 million, respectively, of asset management and other fees from the Sponsored Companies. For the six months ended June 30, 2015 and 2014, the Company earned $51.7 million and $21.8 million, respectively, of asset management and other fees from the Sponsored Companies.
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
The distribution support agreement related to NorthStar Global is an obligation of both NorthStar Realty and Och-Ziff, where each agreed to purchase up to an aggregate of $10.0 million in Class A common stock during the two-year period following commencement of the offering, with NorthStar Realty and Och-Ziff agreeing to equally purchase any shares.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Payment of Costs and Expenses and Expense Allocation
In addition, the Company is entitled to certain expense allocations for costs paid on behalf of its Sponsored Companies which include: (i) reimbursement for organization and offering costs such as professional fees and other costs associated with the formation and offering of the Sponsored Company; and (ii) reimbursement for direct and indirect operating costs such as certain salaries, equity-based compensation and professional and other costs associated with managing the operations of the Sponsored Company. The following table presents a summary of the expense arrangements with the current Sponsored Companies which are effective:

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
The following table presents receivables, related parties on the consolidated balance sheets as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015 (Unaudited)	December 31, 2014
NorthStar Realty:
Base management fee	$48,244	$41,395
Incentive fee	3,500	2,000
NorthStar Realty fees	51,744	43,395
Sponsored Companies:
Fees	842	245
Other receivables	36,542	29,319
Subtotal Sponsored Companies (1)	37,384	29,564
Other(2)	1,013	4,667
Total (3)	$90,141	$77,626
________________________

(1)
As of June 30, 2015 and December 31, 2014, the Company had unreimbursed costs from the Sponsored Companies of $25.3 million and $23.0 million respectively, recorded as receivables, related parties on the consolidated balance sheets.

(2)	Includes direct and indirect costs due from NorthStar Realty.

(3)	Subsequent to June 30, 2015, the Company received $52.5 million from the Managed Companies.
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

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes selling commission and dealer manager fees, commission expense and net commission income for the three and six months ended June 30, 2015 and 2014 (dollar in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Selling commission and dealer manager fees	$28,337	$19,313	$58,260	$33,861
Commission expense(1)	26,338	18,138	54,034	31,698
Net commission income (2)	$1,999	$1,175	$4,226	$2,163
________________________

(1)
Includes reallowed commission expense to NorthStar Securities employees. For the three months ended June 30, 2015 and 2014, the Company reallowed $3.2 million and $2.3 million, respectively. For the six months ended June 30, 2015 and 2014, the Company reallowed $6.6 million and $4.0 million, respectively.

(2)	Excludes direct expenses of NorthStar Securities.
Other
A subsidiary of the Company is a rated special servicer by Standard & Poor’s and Fitch Ratings and receives special servicing fees for services related to certain securitization transactions. For the three months ended June 30, 2015 and 2014, the Company earned $0.4 million and $0.3 million of special servicing fees, respectively. For the six months ended June 30, 2015 and 2014, the Company earned $0.8 million and $0.4 million of special servicing fees, respectively.

4.	Investments in Unconsolidated Ventures
The following is a description of the Company’s investments in unconsolidated ventures, all of which are currently accounted for under the equity method.
Distributed Finance
In June 2014, the Company acquired an interest in Distributed Finance, a marketplace finance platform, for $4.0 million. In addition to earning a proportionate share of net income, the Company will also earn a net 0.50% fee on any syndicated investments, a minimum base management fee of 1.0% and an incentive fee of 15.0% on contractually defined excess cash flows. As of June 30, 2015, the carrying value of the investment was $3.1 million. For the three and six months ended June 30, 2015, the Company recognized equity in losses, operating losses of $0.3 million and $0.5 million, respectively, related to start-up costs incurred by Distributed Finance.
AHI Interest
In December 2014, the Company acquired the AHI Interest in AHI Newco, LLC (“AHI Ventures”), a direct wholly-owned subsidiary of American Healthcare Investors LLC (“AHI”) for $57.5 million, consisting of $37.5 million in cash and $20.0 million of the Company’s common stock, subject to certain lock-up and vesting restrictions ($10.0 million of the Company's common stock vested immediately). The Company’s investment in AHI Ventures is structured as a joint venture between the Company, the principals of AHI and James F. Flaherty III. The members of AHI are entitled to receive certain distributions of operating cash flow and certain promote fees in accordance with the allocations set forth in the joint venture agreement. As of June 30, 2015, the carrying value of the investment was $46.0 million. For the three months ended June 30, 2015, the Company recognized in equity in earnings, operating income of $1.5 million, which excludes $0.5 million of equity-based compensation expense and $2.3 million of depreciation and amortization expense. For the six months ended June 30, 2015, the Company recognized in equity in earnings, operating income of $3.1 million, which excludes $1.6 million of equity-based compensation expense and $4.5 million of depreciation and amortization expense (refer to Note 5).
Island Interest
In January 2015, the Company acquired the Island Interest in Island Hospitality Group Inc. (“Island”) through Island Hospitality Joint Venture, LLC (“Island Ventures”), a subsidiary of Island JV Members Inc. (“Island Members”) for $37.7 million, consisting of $33.2 million in cash and $4.5 million of the Company’s common stock, subject to certain lock-up and vesting restrictions. The Company’s investment in Island Ventures is structured as a joint venture between the Company and Island Members. The members of Island Ventures are entitled to receive certain distributions of operating cash flow and certain promote fees in accordance with the allocations set forth in the joint venture agreement. As of June 30, 2015, the carrying value of the investment was $41.6 million. For the three months ended June 30, 2015, the Company recognized in equity in earnings,

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

operating income of $1.7 million. From closing to June 30, 2015, the Company recognized in equity in earnings, operating income of $2.8 million (refer to Note 5).

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
Credit Agreement
In connection with the spin-off, the Company entered into a revolving credit agreement with NorthStar Realty pursuant to which NorthStar Realty makes available to the Company, on an “as available basis,” up to $250.0 million of financing with a maturity of June 30, 2019 at LIBOR plus 3.50%. The revolving credit facility is unsecured. The Company expects to use the proceeds for general corporate purposes, including potential future acquisitions. In addition, the Company may use the proceeds to acquire assets on behalf of the Managed Companies that the Company intends to allocate to such Managed Company but for which such Managed Company may not then have immediately available funds. The terms of the revolving credit facility contain various representations, warranties, covenants and conditions, including the condition that NorthStar Realty’s obligation to advance proceeds to the Company is dependent upon NorthStar Realty and its affiliates having at least $100.0 million of either unrestricted cash and cash equivalents or amounts available under committed lines of credit, after taking into account the amount the Company seeks to draw under the facility. As of June 30, 2015, the Company had no borrowings outstanding under the credit agreement.
Healthcare Strategic Joint Venture
In January 2014, the Company entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc., focused on expanding the Company’s healthcare business into a preeminent healthcare platform (“Healthcare Strategic Partnership”). In connection with the partnership, Mr. Flaherty oversees and seeks to grow both NorthStar Realty’s healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In connection with entering into the partnership, NorthStar Realty granted Mr. Flaherty certain RSUs, half of which became the Company’s RSUs as a result of NorthStar Realty’s reverse stock split and the spin-off (refer to Note 7). The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% above certain hurdles for new and existing healthcare real estate investments held by NorthStar Realty and NorthStar Healthcare. The partnership will also be entitled to any incentive fees earned from NorthStar Healthcare or any future healthcare non-traded vehicles sponsored by the Company, NorthStar Realty or any affiliates, as well as future healthcare non-traded vehicles sponsored by AHI Ventures. For the three and six months ended June 30, 2015 and 2014, the Company did not earn incentive fees related to the Healthcare Strategic Partnership. On February 2, 2015, in connection with the completion of NorthStar Healthcare’s initial primary offering, the Company issued 20,305 RSUs to Mr. Flaherty.
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
In April 2015, Griffin-American Healthcare REIT III, Inc., a vehicle managed by an affiliate of AHI, distributed shares of its common stock to the members of AHI Ventures, of which the Company received 0.2 million shares in connection with the distribution, which, is recorded in other assets on the consolidated balance sheets.
Island Venture
Island is a leading, independent select service hotel management company that currently manages 149 hotel properties, representing $3.7 billion, of which 101 hotel properties are owned by NorthStar Realty. Island provides certain asset management, property management and other services to NorthStar Realty to assist in managing its hotel properties. Island receives a base management fee of 2.5% to 3.0% of the current monthly revenue of the NorthStar Realty hotel properties it manages for NorthStar Realty. For the three and six months ended June 30, 2015, NorthStar Realty paid $3.0 million and $6.4 million, respectively, related to the base management fee to Island.
RXR Realty
In December 2013, NorthStar Realty entered into a strategic transaction with RXR Realty, the co-sponsor of NorthStar/RXR New York Metro. The investment in RXR Realty includes an approximate 27% equity interest. NorthStar Realty’s equity interest in RXR Realty is structured so that the Company is entitled to certain fees in connection with RXR Realty’s investment management business.

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

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Deferred LTIP Units outstanding immediately prior to the spin-off were equity awards issued by NorthStar Realty representing the right to receive either LTIP Units in NorthStar Realty’s successor operating partnership or, if such LTIP Units were not available by March 13, 2015, shares of NorthStar Realty common stock (subject to the same vesting conditions). On March 13, 2015, all of the Company’s outstanding Deferred LTIP Units were settled in LTIP Units in the Operating Partnership, or shares of restricted stock, which remain subject to the same vesting conditions that applied to the Deferred LTIP Units.
Following the spin-off, NorthStar Realty and the compensation committee of its board of directors (the “NorthStar Realty Compensation Committee”) continue to administer all awards issued under the NorthStar Realty Equity Plans but the Company is obligated to issue shares of the Company’s common stock or other equity awards of its subsidiaries or make cash payments in lieu thereof or with respect to dividend or distribution equivalent obligations to the extent required by such awards previously issued under the NorthStar Realty Equity Plans. These awards will continue to be governed by the NorthStar Realty Equity Plans, as applicable, and shares of the Company’s common stock issued pursuant to these awards will not be issued pursuant to, or reduce availability under the NorthStar Realty Equity Plans.
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
In anticipation of the spin-off, on April 3, 2014, the Company granted an aggregate of 6,230,529 RSUs to its executive officers pursuant to the NSAM Stock Plan. The RSUs vest over four years and are subject to the achievement of performance-based vesting conditions and continued employment. 40% of these RSUs are performance-based awards and were subject to the achievement of performance-based hurdles relating to CAD of the Company and NorthStar Realty and capital raising of the Sponsored Companies, as well as continued employment through December 31, 2017 (“Performance RSUs”). 30% of these RSUs are market-based awards and are subject to the achievement of performance-based hurdles relating to the Company’s absolute total stockholder return and continued employment over a four-year period ended April 2, 2018 (“Absolute RSUs”). The remaining 30% of these RSUs are market-based awards and are subject to the achievement of performance-based hurdles based on the Company’s total stockholder return relative to the Russell 2000 Index and continued employment over a four-year period ended April 2, 2018 (“Relative RSUs”). With respect to these grants, the grant date fair value for the Performance RSUs, Absolute RSUs and Relative RSUs was $17.01, $10.22 and $16.21 per RSU, respectively. The grant date fair value was determined using a risk-free interest rate of 1.48%. In May 2014, the Company also granted an aggregate of 1,315,615 of the Performance RSUs, Absolute RSUs and Relative RSUs (net of forfeitures occurring prior to June 30, 2015) with substantially similar terms as the RSUs granted to executives in April 2014 to certain employees pursuant to the NSAM Stock Plan. With respect to these grants, the grant date fair value for the Performance RSUs, Absolute RSUs and Relative RSUs was $16.80, $9.95 and $16.29 per RSU, respectively. The grant date fair value of the Absolute RSUs and Relative RSUs was determined using a risk-free interest rate of 1.29%. In December 2014, the Company determined that the performance hurdles relating to the Performance RSUs were met. On December 31, 2014, the Performance RSUs were settled in shares of the Company’s common stock, of which 25% vested immediately and the remainder (in the form of restricted stock) will vest in equal installments on December 31, 2015, 2016 and 2017, subject to continued employment. On December 31, 2014, the Company retired 392,157 of the vested shares of common stock to satisfy the minimum statutory tax withholding requirements. The common stock retired to satisfy the withholding amounts was recorded as a reduction to additional paid-in capital with an offsetting payable recorded in accounts payable and accrued expenses. On December 31, 2014, the Absolute RSUs and Relative RSUs related to the executives were settled in shares of performance common stock. Upon vesting pursuant to the terms of the Absolute RSUs and Relative RSUs, shares of performance common stock will automatically convert into shares of common stock and the executive will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each share of performance common stock that vests) on or after the date the shares of performance common stock were initially issued.

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
Pursuant to an employee matters agreement entered into in connection with the spin-off, NorthStar Realty agreed to make the cash portion of any incentive payment to the Company employees for services performed in 2014 through the date of the spin-off and as a result NorthStar Realty was responsible for paying approximately 50% of the 2014 annual cash and long-term bonuses earned under the NSAM Bonus Plan. Long-term bonuses for 2014 were paid in both Company and NorthStar Realty equity-based awards, subject to performance-based and time-based vesting conditions over the four-year performance period from January 1, 2014 through December 31, 2017. Approximately 31.65% of these long-term bonuses were subject to the achievement of performance-based hurdles relating to CAD of the Company and NorthStar Realty and capital raising of the Sponsored Companies in 2014 to be paid in shares of the Company’s common stock that vest 25% on each of December 31, 2014, 2015, 2016 and 2017, subject to continued employment. 18.35% of these long-term bonuses are performance-based awards to be paid in shares of performance common stock that are subject to vesting based on the achievement of performance-based hurdles relating to the Company’s absolute total stockholder return and continued employment over a four-year period. The remaining approximately 50% of long-term bonuses are being paid by NorthStar Realty.
In connection with the long-term bonuses for 2014, the Company determined that the performance hurdles for the approximately 31.65% of the long-term bonuses to be paid in shares of the Company’s common stock were met. On December 31, 2014, the Company paid this portion of the long-term bonus by issuing 795,107 shares of common stock, of which 25% vested immediately and the remainder (in the form of restricted stock) will vest in equal installments on December 31, 2015, 2016 and 2017, subject to continued employment. The Company retired 108,198 of the vested shares of common stock to satisfy the minimum statutory withholding requirements. In connection with the remainder of the long-term bonus to be paid by the Company, in February 2015, the Company issued an aggregate of 474,842 shares of performance common stock to executives, which are subject to vesting based on the Company’s absolute total stockholder return and continued employment over the four-year period ending December 31, 2017. With respect to these grants, the grant date fair value was $21.16 per share, which was determined using a risk-free interest rate of 1.00%. Upon vesting, these shares of performance common stock will automatically convert into shares of common stock and the executives will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each share of performance common stock that vests) on or after January 1, 2015. In February 2015, the Company also granted 641,907 shares of common stock, net of forfeitures, occurring prior to June 30, 2015 to certain non-executive employees, subject to time based vesting conditions through January 29, 2018.
NorthStar Realty Equity Plans
In connection with the spin-off, the Company issued the following related to the NorthStar Realty Equity Plans that remain outstanding as of June 30, 2015: 198,191 shares of restricted stock, net of forfeitures, which remain subject to vesting; 1,127,696 LTIP Units, net of forfeitures and conversions, of which 759,163 remain subject to vesting; and 1,205,210 RSUs related to executives only and 762,898 RSUs related to executives granted in 2012, which remain subject to vesting based on performance and continued employment. On December 31, 2014, the performance hurdle for an incremental 762,898 of RSUs was met pursuant to NorthStar Realty’s bonus plan for 2011. To settle these RSUs, on January 1, 2015 the Company issued 49,149 shares of common stock, net of the minimum statutory tax withholding requirements and the Company issued 665,747 Deferred LTIP Units, which subsequently settled to LTIP Units with the creation of the Operating Partnership on March 13, 2015.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Issuances
Healthcare Strategic Joint Venture
In connection with entering into the Healthcare Strategic Partnership, NorthStar Realty granted Mr. Flaherty 500,000 RSUs on January 22, 2014, adjusted to reflect NorthStar Realty’s reverse stock split, which vest on January 22, 2019, unless certain conditions are met. In connection with the spin-off, the RSUs granted to Mr. Flaherty were adjusted to also relate to an equal number of shares of the Company’s common stock. The RSUs are entitled to dividend equivalents prior to vesting and may be settled either in shares of common stock of the Company or in cash at the option of the Company. Mr. Flaherty is also entitled to incremental grants of the Company’s common stock subject to certain conditions being met pursuant to a separate contractual arrangement entered into in connection with the Healthcare Strategic Partnership. On February 2, 2015, in connection with the completion of NorthStar Healthcare’s initial public offering and the services Mr. Flaherty provides to the Healthcare Strategic Partnership, the Company issued 20,305 incremental RSUs to Mr. Flaherty, which vest on the third anniversary of the grant date, unless certain conditions are met.
AHI
On December 8, 2014, the Company acquired an interest in AHI for $37.5 million in cash and $20.0 million of common stock, representing 956,462 shares. In connection with this acquisition, the Company required the seller to subject one-half of these shares to forfeiture conditions that lapse based on the continued service to AHI of its three principals, with forfeiture conditions with respect to 50% of these shares lapsing two years after the closing date of the Company’s acquisition and the remaining 50% lapsing five years after the closing date. As a result of this vesting arrangement, $10.0 million of common stock (or 478,231 shares) subject to this arrangement is treated as a contingent consideration arrangement tied to continued employment of the AHI principals as an incentive to remain as employees of AHI. As such, this contingent consideration arrangement is accounted for separately as a compensatory arrangement with amortization of such equity award being recorded by the Company through equity in earnings. The AHI principals are also entitled to incremental grants of the Company’s common stock subject to certain conditions being met pursuant to a separate contractual arrangement entered into in connection with the Company’s AHI investment. For the three and six months ended June 30, 2015, no incremental awards were issued. The Company will contribute $2.0 million in shares related to equity incentives for AHI’s employees for 2015 and 2016.
Summary
As of June 30, 2015, an aggregate of 26,358,957 shares of the Company’s common stock were reserved for the issuance of awards under the 2014 NSAM Plan, subject to equitable adjustment upon the occurrence of certain corporate events, provided that this number automatically increases each January 1st by 2% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31st.
Equity-based compensation expense for the three and six months ended June 30, 2014 includes an expense based on a carve-out attributed to the Company related to NorthStar Realty’s historical asset management business for the three and six months ended June 30, 2014. The allocation is based on an estimate had the Company’s asset management business been run as an independent entity and was determined principally based on relative head count and management’s knowledge of NorthStar Realty’s operations.
The following table presents equity-based compensation expense for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015(1)	2014		2015(1)	2014
NSAM spin grants(2)	$7,604	$—		$15,091	$—
NSAM bonus plan	3,282	—		5,217	—
NorthStar Realty bonus plan(3)	3,296	8,045	(4)	7,360	13,745	(4)
Other	820	—		952	—
Total	$15,002	$8,045		$28,620	$13,745
__________________

(1)	The three and six months ended June 30, 2015 include $0.1 million and $0.2 million of dividends associated with non-employees.

(2)	Represents equity-based compensation expense for one-time grants issued related to the successful spin-off of the Company.

(3)	Represents equity-based compensation expense related to annual grants issued by NorthStar Realty prior to the spin-off of the Company.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(4)	The three and six months ended June 30, 2014 represents an allocation of equity-based compensation expense prior to the spin-off.
The following table presents a summary of LTIP Units and unvested restricted stock. The balance as of June 30, 2015 represents LTIP Units whether vested or not that are outstanding and unvested shares of restricted stock whether vested or not (grants in thousands):

	Six Months Ended June 30, 2015
	Restricted Stock	LTIP Units		Total Grants	Weighted Average Grant Price
January 1, 2015	4,104	1,135	(1)	5,239	$22.12
New grants	687	666		1,353	23.56
Conversions	—	(7)		(7)	15.51
Vesting of restricted stock post-spin	(551)	—		(551)	13.60
Forfeited or canceled grants	(12)	—		(12)	18.17
June 30, 2015	4,228	1,794		6,022	$23.24
___________________

(1)	Represents Deferred LTIP Units that settled into LTIP Units on March 13, 2015.
As of June 30, 2015, equity-based compensation expense to be recognized over the remaining vesting period through December 2019 is $124.5 million, provided there are no forfeitures.

8.	Stockholders’ Equity
Spin-off
In connection with the spin-off, NorthStar Realty distributed to its common stockholders all of the common stock of the Company in a pro rata distribution of one share of the Company common stock for each share of NorthStar Realty common stock.
Common Stock
In January 2015, in connection with the Island Interest, the Company issued 208,486 shares of common stock resulting in an increase to additional paid-in capital in 2015 of $4.5 million, subject to certain lock-up and vesting restrictions. The stock vests annually over three years.
In May 2015, the Company issued 33,444 shares of restricted stock with a fair value at the date of grant of $0.7 million to its non-employee directors in connection with their re-election to the Company’s board of directors as part of their annual grants. The stock vested immediately.
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
Share Repurchase
In April 2015, the Company’s board of directors authorized the repurchase of up to $400 million of its outstanding common stock. The authorization expires in April 2016, unless otherwise extended by the Company’s board of directors. As of June 30, 2015, the Company repurchased 261,600 shares of its common stock for approximately $5.0 million.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Earnings Per Share
Basic and diluted earnings per share and the average number of common shares outstanding were calculated using the number of common stock outstanding immediately following the spin-off on June 30, 2014. The Company presents common shares issued in connection with the spin-off as if it had been outstanding for all periods presented, similar to a stock split. The following table presents EPS for the three and six months ended June 30, 2015 and 2014 (dollars and shares in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$38,024	$(22,247)	$59,792	$(30,552)
Earnings (loss) allocated to unvested participating securities	(1,315)	—	(2,226)	—
Numerator for basic income per share	36,709	(22,247)	57,566	(30,552)
Participating nonvested shares	497	—	543	—
Net income (loss) attributable to LTIP Units non-controlling interests	188	—	390	—
Numerator for diluted income per share	$37,394	$(22,247)	$58,499	$(30,552)

Denominator:
Weighted average number of shares of common stock	189,599	188,597	189,574	188,597
Incremental diluted shares	4,873	—	3,783	—
Weighted average number of diluted shares(1)	194,472	188,597	193,357	188,597
Earnings (loss) per share:
Basic	$0.19	$(0.12)	$0.30	$(0.16)
Diluted	$0.19	$(0.12)	$0.30	$(0.16)
_______________________

(1)
Diluted EPS excludes the effect of equity-based awards issued that were not dilutive for the periods presented. These instruments could potentially impact diluted EPS in future periods, depending on changes in the Company’s stock price and other factors.

Dividends
The following table presents dividends declared (on a per share basis) for the six months ended June 30, 2015:

Common Stock

Declaration Date	Dividend Per Share
February 25	$0.10
May 5	$0.10

9.	Non-controlling Interests
Operating Partnership
Non-controlling interests includes the aggregate LTIP Units held by limited partners (the “Unit Holders”) in the Operating Partnership. Net income (loss) attributable to the non-controlling interest is based on the weighted average Unit Holders’ ownership percentage of the Operating Partnership for the respective period. The issuance of additional common stock or LTIP Units changes the percentage ownership of both the Unit Holders and the Company. Since an LTIP Unit is generally redeemable for cash or common stock at the option of the Company, it is deemed to be equivalent to common stock. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and non-controlling interests on the accompanying consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership. In connection with the formation of the Operating Partnership, the Company recorded a non-controlling interest of $4.4 million related to LTIP Units. As of June 30, 2015, 1,793,444 LTIP units were outstanding, representing a 1.0% ownership and non-controlling interest in the Operating Partnership. Income attributable to the Operating Partnership non-controlling interest for the three and six months ended June 30, 2015 was $0.2 million and $0.4 million, respectively.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.     Income Taxes
Subsequent to the spin-off, the Company became subject to both domestic and international income tax, as such, there was no income tax (benefit) expense for the three and six months ended June 30, 2014. On March 13, 2015, the Company restructured by converting, under Delaware law, an existing limited liability company disregarded as separate from the Company for federal income tax purposes to a Delaware limited partnership and admitting as limited partners LTIP Unit Holders, forming the Company’s new Operating Partnership. The Operating Partnership is treated as a partnership for federal income tax purposes and consequently, its items of income gain, loss, deduction and credit are passed through to, and included in, the taxable income of each of its partners including the Company. For the period prior to March 13, 2015, the Company and its U.S. subsidiaries will file consolidated federal income tax returns.
For the three and six months ended June 30, 2015, the Company incurred $12.1 million and $20.0 million of income tax expense, respectively, which is based on a full year estimated effective tax rate of approximately 24.0% and 24.9%, respectively. The Company operates internationally and domestically through multiple operating subsidiaries. Each of the jurisdictions in which the Company operates has its own tax law and tax rate and the tax rate outside the United States may be lower than the U.S. federal statutory income tax rate.

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
The consolidated financial statements for the three and six months ended June 30, 2015 represent the Company subsequent to the spin-off of NorthStar Realty’s historical asset management business of managing the Sponsored Companies, owning NorthStar Securities and operating its special servicing business. Periods prior to June 30, 2014 present a carve-out of NorthStar Realty’s historical financial information including revenues and expenses allocated to the Company, related to NorthStar Realty’s historical asset management business. Expenses also included an allocation of indirect expenses from NorthStar Realty, including salaries, equity-based compensation and other general and administrative expenses (primarily occupancy and other costs) based on an estimate had NorthStar Realty’s historical asset management business been run as an independent entity. This allocation method was principally based on relative headcount and management’s knowledge of NorthStar Realty’s operations. Additionally, periods prior to June 30, 2014 did not reflect the management agreement the Company entered into with NorthStar Realty effective July 1, 2014.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present segment reporting for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

Statement of Operations:
Three months ended June 30, 2015	NorthStar Realty (1)	Sponsored Companies	Broker Dealer (2)	Direct Investments	Corporate/Other	Total
Asset management and other fees, related parties	$51,744	$38,614	$—	$—	$—	$90,358
Selling commission and dealer manager fees, related parties	—	—	28,337	—	—	28,337
Commission expense	—	—	26,338	—	—	26,338
Salaries and related expense	—	—	1,705	—	16,000	17,705
Equity-based compensation expense	—	—	—	—	15,002	15,002
Other general and administrative expenses	—	—	2,848	—	6,407	9,255
Equity in earnings (losses) of unconsolidated ventures	—	—	—	90	—	90
Income tax benefit (expense)	—	—	—	—	(12,055)	(12,055)
Net income (loss)	51,680	38,434	(2,583)	90	(49,409)	38,212
_______________

(1)	The Company began earning fees on July 1, 2014, in connection with the management agreement with NorthStar Realty (refer to Note 3).

(2)	Direct general and administrative expenses incurred by the broker dealer.

Statement of Operations:
Three months ended June 30, 2014	NorthStar Realty (1)	Sponsored Companies	Broker Dealer (2)	Corporate/Other	Total
Asset management and other fees, related parties	$—	$13,110	$—	$—	$13,110
Selling commission and dealer manager fees, related parties	—	—	19,313	—	19,313
Commission expense	—	—	18,138	—	18,138
Salaries and related expense	—	—	1,497	2,897	4,394
Equity-based compensation expense	—	—	—	8,045	8,045
Other general and administrative expenses	—	—	2,319	82	2,401
Net income (loss)	—	13,110	(2,716)	(32,641)	(22,247)
_______________

(1)	The Company began earning fees on July 1, 2014, in connection with the management agreement with NorthStar Realty (refer to Note 3).

(2)	Direct general and administrative expenses incurred by the broker dealer.

Statement of Operations:
Six months ended June 30, 2015	NorthStar Realty (1)	Sponsored Companies	Broker Dealer (2)	Direct Investments	Corporate/Other	Total
Asset management and other fees, related parties	$99,995	$51,742	$—	$—	$—	$151,737
Selling commission and dealer manager fees, related parties	—	—	58,260	—	—	58,260
Commission expense	—	—	54,034	—	—	54,034
Salaries and related expense	—	—	3,940	—	25,910	29,850
Equity-based compensation expense	—	—	—	—	28,620	28,620
Other general and administrative expenses	—	—	4,765	—	10,595	15,360
Equity in earnings (losses) of unconsolidated ventures	—	—	—	(781)	—	(781)
Income tax benefit (expense)	—	—	—	—	(19,992)	(19,992)
Net income (loss)	17,352	50,283	(4,549)	(781)	(2,123)	60,182
_______________

(1)	The Company began earning fees on July 1, 2014, in connection with the management agreement with NorthStar Realty (refer to Note 3).

(2)	Direct general and administrative expenses incurred by the broker dealer.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of Operations:
Six months ended June 30, 2014	NorthStar Realty (1)	Sponsored Companies	Broker Dealer (2)	Corporate/Other	Total
Asset management and other fees, related parties	$—	$21,779	$—	$—	$21,779
Selling commission and dealer manager fees, related parties	—	—	33,861	—	33,861
Commission expense	—	—	31,698	—	31,698
Salaries and related expense	—	—	3,360	8,964	12,324
Equity-based compensation expense	—	—	—	13,745	13,745
Other general and administrative expenses	—	—	4,081	193	4,274
Net income (loss)	—	21,779	(5,326)	(47,005)	(30,552)
_______________

(1)	The Company began earning fees on July 1, 2014, in connection with the management agreement with NorthStar Realty (refer to Note 3).

(2)	Direct general and administrative expenses incurred by the broker dealer.
The following table presents total assets by segment as of June 30, 2015 and December 31, 2014 (dollars in thousands):

Total Assets	NorthStar Realty (1)	Sponsored Companies (1)	Broker Dealer	Direct Investments	Corporate/Other	Total
June 30, 2015	$50,234	$61,490	$12,169	$90,695	$97,509	$312,097
December 31, 2014	$60,909	$27,147	$17,868	$54,480	$103,465	$263,869

__________________

(1)
Primarily represents the receivable, related parties as of June 30, 2015 and December 31, 2014, respectively. Subsequent to June 30, 2015, the Company received $52.5 million of reimbursements from the Managed Companies.

12.	Subsequent Events
Dividends
On August 4, 2015, the Company declared a dividend of $0.10 per share of common stock. The common stock dividend will be paid on August 21, 2015 to stockholders of record as of the close of business on August 17, 2015.

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
We earn asset management, incentive and other fees, directly or indirectly, pursuant to management and other contracts and direct investments. In addition, we own NorthStar Securities, LLC, or NorthStar Securities, a captive broker-dealer platform registered with the Securities and Exchange Commission, or SEC, which raises capital in the retail market for our Sponsored Companies.
As of June 30, 2015, we had $25 billion of assets under management, adjusted for commitments to acquire certain investments by our Managed Companies. In addition, we invested $99 million in direct investments in entities that manage $9.7 billion across a variety of asset classes.
Proposed Spin-off of European Real Estate Business
On February 26, 2015, NorthStar Realty announced that its board of directors unanimously approved a plan to spin-off its European real estate business, or NRF Proposed European Spin into a newly-formed publicly-traded real estate investment trust, or REIT, NorthStar Realty Europe Corp., or NRE, expected to be listed on the New York Stock Exchange, or NYSE. As of August 5, 2015, NorthStar Realty has acquired approximately $2.6 billion, at cost, of European real estate (excluding NorthStar Realty’s European healthcare properties) comprised of 52 properties spanning across some of Europe’s top markets that will be contributed to NRE upon the completion of the NRF Proposed European Spin. We will manage NRE pursuant to a long-term management agreement, on substantially similar terms as our management agreement with NorthStar Realty. The NRF Proposed European Spin is expected to be completed in the second half of 2015. NRE filed its registration statement on Form S-11 with the SEC in July 2015.
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
Assets of our Managed Companies grew significantly over the past several years driven by our ability to raise capital for NorthStar Realty and our Sponsored Companies and in turn effectively deploy such capital. The following table presents the investments of our Managed Companies as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015 (1)(2)		December 31, 2014
	Amount	Percentage	Amount	Percentage
NorthStar Realty	$19,001,760	76.8%	$17,871,175	82.3%
Sponsored Companies:
NorthStar Income	2,032,099	8.2%	2,183,570	10.1%
NorthStar Healthcare	2,518,615	10.2%	1,097,729	5.1%
NorthStar Income II	1,192,765	4.8%	533,063	2.5%
Subtotal Sponsored Companies	5,743,479	23.2%	3,814,362	17.7%
Total	$24,745,239	100.0%	$21,685,537	100.0%
__________________

(1)	Adjusted for acquisitions and commitments to purchase through August 5, 2015.

(2)	Based on investments reported by each Managed Company, except for NorthStar Realty which excludes NorthStar Healthcare’s proportionate interest in healthcare joint ventures.
To date, we also invested in the following businesses that have an aggregate of $9.7 billion assets under management:

•	American Healthcare Investors LLC, or AHI, is a healthcare-focused real estate investment management firm;

•	Island Hospitality Management Inc., or Island, is a leading, independent select service hotel management company; and

•	Distributed Finance Corporation, or Distributed Finance, is a marketplace finance platform company.
In connection with these investments, we earn fees and may be entitled to certain incentive fees. In addition, AHI and Island provide certain asset management, property management and other services to us to assist in managing the current and future assets of our Managed Companies.
NorthStar Realty
NorthStar Realty is a diversified commercial real estate company with 86% of its total assets invested in real estate, of which 77% is invested in direct real estate investments including healthcare, hotel, European, manufactured housing communities, net lease, multifamily and multi-tenant office properties. In addition, NorthStar Realty originates, structures, acquires and manages senior and subordinate debt investments and invests in CRE securities. NorthStar Realty has grown its business by raising capital and deploying such capital effectively. To date in 2015, NorthStar Realty issued aggregate capital of $1.3 billion (including the remaining shares available to be issued under NorthStar Realty’s forward sale agreement for net proceeds of $246 million). In 2014, NorthStar Realty issued aggregate net capital of $2.6 billion, including $1.3 billion from the issuance of common equity (including the remaining shares issued under a forward sale agreement in February 2015 for net proceeds of $122 million), $1.1 billion as part of the consideration for the merger of Griffin-American Healthcare REIT II, Inc., or Griffin-American, and $242 million from the issuance of preferred equity.
The management agreement with NorthStar Realty is for an initial term of 20 years and provides for a base management fee and incentive fee.
Base Management Fee
For the three and six months ended June 30, 2015, we earned $48 million and $94 million, respectively, related to the base management fee. The management contract with NorthStar Realty commenced on July 1, 2014, and as such, there were no management fees earned for the three and six months ended June 30, 2014. The base management fee from NorthStar Realty will increase subsequent to June 30, 2015 by an amount equal to 1.5% per annum of the sum of:

•
cumulative net proceeds of all future common equity and preferred equity issued by NorthStar Realty, including any shares issued as part of a forward agreement such as the remaining $246.0 million of shares currently available under the NorthStar Realty forward contract;

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
As of August 5, 2015, the annual base management fee, including the remaining shares pursuant to the NorthStar Realty forward sale agreement is $200 million.
Incentive Fee
For the three and six months ended June 30, 2015, we earned $4 million and $6 million, respectively, related to the incentive fee. The incentive fee is calculated and payable quarterly in arrears in cash, equal to:

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

•
If NorthStar Realty were to spin-off any asset or business in the future, including the NRF Proposed European Spin, such entity would be managed by us on terms substantially similar to those set forth in the management agreement between us and NorthStar Realty. The management agreement further provides that the aggregate base management fee in place immediately after any future spin-off will not be less than the aggregate base management fee in place at NorthStar Realty immediately prior to such spin-off. Upon completion of the NRF Proposed European Spin, NRE base management fee is expected to be $14 million based on the current investments in NorthStar Realty’s European segment, including an acquisition through August 5, 2015.

Payment of Costs and Expenses and Expense Allocation
NorthStar Realty is responsible for all of its direct costs and expenses and will reimburse us for costs and expenses incurred by us on its behalf. In addition to NorthStar Realty’s costs and expenses, following the spin-off, NorthStar Realty is obligated to reimburse us for additional costs and expenses incurred by us for an amount not to exceed the following: (i) 20% of the combined total of: (a) NorthStar Realty’s general and administrative expenses as reported in its consolidated financial statements excluding: (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to us under the terms of the management agreement and (4) any allocation of expenses to NorthStar Realty, or NorthStar Realty G&A; and (b) our general and administrative expenses as reported in our consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any of our Managed Companies, less (ii) the NorthStar Realty G&A.
Sponsored Companies
We raise capital for certain of our effective Sponsored Companies through NorthStar Securities.

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

•	NorthStar Real Estate Income II, Inc., or NorthStar Income II - Our third Sponsored Company, NorthStar Income II, is currently raising capital.

•	NorthStar/RXR New York Metro Income, Inc., or NorthStar/RXR New York Metro - Our fourth Sponsored Company, NorthStar/RXR New York Metro, expects to begin raising capital in the second half of 2015.
We seek to raise capital for certain of our non-effective Sponsored Companies through NorthStar Securities.

•
NorthStar Corporate Income, Inc., or NorthStar Corporate - Our fifth Sponsored Company, NorthStar Corporate, confidentially submitted its registration statement on Form N-2 to the SEC in December 2014. NorthStar Corporate seeks to raise up to $1 billion in a public offering of common stock. NorthStar Corporate is structured as a non-diversified, closed-end management investment company that intends to elect to be regulated as a BDC under the Investment Company Act of 1940, as amended, or the Investment Company Act. NorthStar Corporate intends to engage OZ Credit Management, an affiliate of Och-Ziff, an alternative asset manager, to serve as the sub-advisor to manage NorthStar Corporate’s investments and oversee operations. Any asset management and other fees incurred by NorthStar Corporate will be shared between us and OZ Credit Management as co-sponsors. NorthStar Corporate intends to invest in senior and subordinate loans to middle-market companies.

•
NorthStar Global Corporate Income Fund, or NorthStar Global - Our sixth Sponsored Company, NorthStar Global, filed its registration statement on Form N-2 with the SEC in July 2015. NorthStar Global seeks to raise up to $3 billion in a public offering of common stock. NorthStar Global is structured as statutory trust under Investment Company Act. NorthStar Global intends to engage OZ Credit Management, an affiliate of Och-Ziff, an alternative asset manager, to serve as the sub-advisor to manage NorthStar Global’s investments and oversee operations. NorthStar Global intends to invest in securities in public and private corporations.

The following table presents a summary of the fee arrangements with our current Sponsored Companies which are effective:

	NorthStar	NorthStar	NorthStar	NorthStar/RXR
	Income	Healthcare	Income II	New York Metro (9)
Offering amount (1)	$1.1 billion	$1.8 billion (8)	$1.65 billion	$2.0 billion
Total raised through August 4, 2015(2)	$1.2 billion	$1.3 billion	$700 million	(10)
Primary strategy	CRE Debt	Healthcare Equity and Debt	CRE Debt	Tri-State CRE Equity and Debt
Primary offering period	Completed July 2013	Ends February 2017 (8)	Ends May 2016 (11)	Ends February 2017 (11)
Asset Management and Other Fees:
Asset management fees (3)	1.25% of assets	1.00% of assets	1.25% of assets	1.25% of assets
Acquisition fees (4)	1.00% of investments	2.25% for real estate properties 1.00% of other investments	1.00% of investments	2.25% for real estate properties 1.00% of other investments
Disposition fees (5)	1.00% of sales price	2.00% for real estate properties 1.00% of sales price for debt investments	1.00% of sales price	2.00% for real estate properties 1.00% of sales price for debt investments
Incentive payments (6)	15.00% of net cash flows after an 8.00% return	15.00% of net cash flows after a 6.75% return (7)	15.00% of net cash flows after a 7.00% return	15.00% of net cash flows after a 6.00% return
__________________

(1)	Represents amount of shares registered to offer pursuant to each Sponsored Company’s public offering and includes the follow-on public offering of up to $700 million for NorthStar Healthcare.

(2)	Includes capital raised through dividend reinvestment plans.

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

(9)	Any asset management and other fees incurred by NorthStar/RXR New York Metro will be shared equally between the Company and RXR Realty, as co-sponsors.

(10)	The Company expects to begin raising capital for NorthStar/RXR New York Metro in the second half of 2015.

(11)	Offering period subject to extension as determined by the board of directors of each Sponsored Company.
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

The following table presents a summary of our current Sponsored Companies and their capital raising activity for the six months ended June 30, 2015, year ended December 31, 2014 and from inception through August 4, 2015:

				Capital Raised (in thousands) (1)
				Six Months Ended	Year Ended	From inception through
	Primary Strategy	Offering Amount	Offering Period	June 30, 2015	December 31, 2014	August 4, 2015
NorthStar Income	CRE Debt	$1.1 billion	Completed July 2013	$21,713	$42,661	$1,225,408
NorthStar Healthcare	Healthcare Equity and Debt	$1.8 billion (2)	Ends February 2017 (2)	280,381	867,245	1,326,500
NorthStar Income II	CRE Debt	$1.65 billion	Ends May 2016 (3)	343,828	280,296	699,600
NorthStar/RXR New York Metro	Tri-State CRE Equity and Debt	$2.0 billion	Ends February 2017 (3)	—	—	—
__________________

(1)	Includes capital raised through dividend reinvestment plans.

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
The distribution support agreement related to NorthStar Global is an obligation of both NorthStar Realty and Och-Ziff, where each agreed to purchase up to an aggregate of $10 million in Class A common stock during the two-year period following commencement of the offering, with NorthStar Realty and Och-Ziff agreeing to equally purchase any shares.
Payment of Costs and Expenses and Expense Allocation
In addition, we are entitled to certain expense allocations for costs paid on behalf of our Sponsored Companies which include: (i) reimbursement for organization and offering costs such as professional fees and other costs associated with the formation and offering of the Sponsored Company; and (ii) reimbursement for direct and indirect operating costs such as certain salaries, equity-based compensation and professional and other costs associated with managing the operations of the Sponsored Company. The following table presents a summary of the expense arrangements with our current Sponsored Companies which are effective:

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
A proxy for the liquidity in the commercial real estate market is non-agency commercial mortgage backed securities, or CMBS, issuance. Approximately $80 billion and $88 billion of non-agency CMBS was issued in the United States in 2013 and 2014, respectively, with industry experts currently predicting approximately $100 billion of non-agency CMBS issuance in 2015. In the first half of 2015, approximately $50 billion of new CMBS issuance occurred in the United States keeping the market on pace for the current projection of $100 billion for 2015. We believe the U.S. economy is on a healthy growth path and that the U.S. Federal Reserve is on track to begin raising rates in 2015. However, there are concerns about low inflation in the United States, a stronger U.S. dollar, slow global growth and international market volatility. Many other global central banks are easing monetary conditions to combat their own problems with low inflation and slow growth.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers. The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year.  The effective date of the new revenue standard for the Company will be January 1, 2018. We are in the process of evaluating the impact, if any, of the update on our consolidated financial position, results of operations and financial statement disclosures.
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
In April 2015, the FASB issued an accounting update changing the presentation of financing costs in financial statements. Under the new guidance, an entity would present these costs in the balance sheet as a direct deduction from the related liability rather than as an asset.  Amortization of the costs would continue to be reported as interest expense.  The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. We are currently assessing the impact of the guidance on our consolidated financial position, results of operations and financial statement disclosures.

Results of Operations
Comparison of the Three Months Ended June 30, 2015 to June 30, 2014 (dollars in thousands):
The consolidated financial statements for the three months ended June 30, 2015 represent our results of operations following the spin-off of NorthStar Realty’s historical asset management business on June 30, 2014. Our historical financial information for the three months ended June 30, 2014 represents a carve-out of revenues and expenses attributable to us related to NorthStar Realty’s historical asset management business. As a result, results of operations for the three months ended June 30, 2015 may not be comparable to our results of operations reported for the prior period presented. The following table represents our results of operations for the three months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	%
Revenues
Asset management and other fees, related parties	$90,358	$13,110	$77,248	NM
Selling commission and dealer manager fees, related parties	28,337	19,313	9,024	46.7%
Other income	434	260	174	66.9%
Total revenues	119,129	32,683	86,446	264.5%
Expenses
Commission expense	26,338	18,138	8,200	45.2%
Transaction costs	73	21,926	(21,853)	(99.7)%
Other expense	642	26	616	NM
General and administrative expenses
Salaries and related expense	17,705	4,394	13,311	NM
Equity-based compensation expense	15,002	8,045	6,957	86.5%
Other general and administrative expenses	9,255	2,401	6,854	NM
Total general and administrative expenses	41,962	14,840	27,122	NM
Total expenses	69,015	54,930	14,085	25.6%
Unrealized gain (loss) on foreign exchange	63	—	63	N/A
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	50,177	(22,247)	72,424	NM
Equity in earnings (losses) of unconsolidated ventures	90	—	90	N/A
Income (loss) before income tax (benefit) expense	50,267	(22,247)	72,514	NM
Income tax benefit (expense)	(12,055)	—	(12,055)	N/A
Net income (loss)	$38,212	$(22,247)	$60,459	NM

Asset Management and Other Fees
Asset management and other fees are comprised of fees from our Managed Companies summarized as follows (dollars in thousands):

	Three Months Ended June 30,
	2015	2014
NorthStar Realty:
Base fee	$48,244	N/A
Incentive fee	3,500	N/A
Subtotal NorthStar Realty	51,744	N/A	(1)
Sponsored Companies:
Asset management fees	11,682	6,349	(2)
Acquisition fees	26,691	6,129	(3)
Disposition fees	241	632	(4)
Subtotal Sponsored Companies	38,614	13,110
Total	$90,358	$13,110
__________________

(1)	We began earning fees on July 1, 2014, in connection with the management agreement with NorthStar Realty.

(2)	The increase was driven by the growth in assets of our Sponsored Companies. As of June 30, 2015 and 2014, our Sponsored Companies held aggregate assets of $5.7 billion and $2.5 billion, respectively.

(3)
The increase was due to more investment activity of our Sponsored Companies in the second quarter 2015 compared to 2014, with investment activity of $1.0 billion at NorthStar Healthcare and $0.5 million at NorthStar Income II.

(4)	The decrease was driven by less repayments of debt investments from our Sponsored Companies in the second quarter 2015 compared to the same period in 2014.
Selling Commission and Dealer Manager Fees
We earn net commission income through NorthStar Securities for selling equity in our Sponsored Companies.
Selling commission and dealer manager fees represent fees earned for selling equity in our Sponsored Companies through NorthStar Securities. Pursuant to dealer manager agreements between NorthStar Securities and our Sponsored Companies, we generally receive selling commissions of up to 7% of gross offering proceeds raised, which we reallow to participating broker-dealers. In addition, we also generally receive a dealer manager fee of up to 3% of gross offering proceeds raised, a portion of which is typically also reallowed to participating broker-dealers and paid to certain employees of NorthStar Securities. Selling commission increased due to higher capital raising activity for the three months ended June 30, 2015 as compared to the same period in 2014.
The following table presents equity raised by our Sponsored Companies for the periods presented (dollars in thousands):

	Three Months Ended June 30, (1)
	2015	2014
NorthStar Income	$10,966	$10,727	(2)
NorthStar Healthcare	141,874	134,229	(3)
NorthStar Income II	164,365	63,395	(3)
Total	$317,205	$208,351
_________________

(1)	Includes capital raised through dividend reinvestment plans.

(2)	NorthStar Income successfully completed its primary offering on July 1, 2013.

(3)	Capital raising pace at NorthStar Healthcare and NorthStar Income II accelerated in the 2015 compared to 2014.
Other Income
Other income primarily represents special servicing fees related to certain securitization transactions at the corporate level. We are a rated special servicer by Standard & Poor’s and Fitch Ratings and we receive special servicing fees for services related to certain securitization transactions. The increase is primarily the result of more services performed in 2015.

Expenses
Commission Expense
Commission expense represents fees to participating broker-dealers with whom we have selling agreements to raise capital for our Sponsored Companies and commissions to employees of NorthStar Securities. Commission income and expense both increased due to higher capital raising activity for the three months ended June 30, 2015 as compared to the same period in 2014.
Transaction Costs
For the three months ended June 30, 2015, we incurred an immaterial amount of transaction costs. For the three months ended June 30, 2014, transaction costs represent costs such as professional fees associated with the spin-off in 2014.
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
General and administrative expenses increased $27.1 million primarily attributable to the following:
Salaries and related expense increased $13.3 million primarily due to most employees of NorthStar Realty becoming our employees upon the spin-off as well as hiring additional employees for increased activity, offset by an allocation to our Managed Companies.
Equity-based compensation expense is comprised of (dollars in thousands):

	Three Months Ended June 30,
	2015(1)	2014
NSAM spin grants(2)	$7,604	$—
NSAM bonus plan	3,282	—
NorthStar Realty bonus plan(3)	3,296	8,045	(4)
Other	820	—
Total	$15,002	$8,045
__________________

(1)	Includes $0.1 million of dividends associated with non-employees.

(2)	Represents equity-based compensation expense for one-time grants issued related to the successful spin-off of the Company.

(3)	Represents equity-based compensation expense related to annual grants issued by NorthStar Realty prior to the spin-off of the Company.

(4)	The three months ended June 30, 2014 represents an allocation of equity-based compensation expense prior to the spin-off.
Other general and administrative expenses increased $6.9 million primarily due to the spin-off as the prior period amount only represented an allocation of other general and administrative expense related to NorthStar Realty’s historical asset management business.
Equity in earnings (losses) of unconsolidated ventures
Equity in earnings (losses) of unconsolidated ventures represents interests in two investments that we acquired in 2014 and one that we acquired in 2015. For the three months ended June 30, 2015, we recognized in equity in earnings, operating income of $2.9 million, which excludes $0.5 million of equity-based compensation expense and $2.3 million of depreciation and amortization expense.
Income Tax Benefit (Expense)
Effective July 1, 2014, we are subject to both domestic and international income tax.
Comparison of the Six Months Ended June 30, 2015 to June 30, 2014 (dollars in thousands):
The consolidated financial statements for the six months ended June 30, 2015 represent our results of operations following the spin-off of NorthStar Realty’s historical asset management business on June 30, 2014. Our historical financial information for the six months ended June 30, 2014 represents a carve-out of revenues and expenses attributable to us related to NorthStar Realty’s historical asset management business. As a result, results of operations for the six months ended June 30, 2015 may not be comparable to our results of operations reported for the prior period presented.

The following table represents our results of operations for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	%
Revenues
Asset management and other fees, related parties	$151,737	$21,779	$129,958	NM
Selling commission and dealer manager fees, related parties	58,260	33,861	24,399	72.1%
Other income	835	381	454	NM
Total revenues	210,832	56,021	154,811	276.3%
Expenses
Commission expense	54,034	31,698	22,336	70.5%
Transaction costs	375	24,476	(24,101)	(98.5)%
Other expense	1,353	56	1,297	NM
General and administrative expenses
Salaries and related expense	29,850	12,324	17,526	NM
Equity-based compensation expense	28,620	13,745	14,875	NM
Other general and administrative expenses	15,360	4,274	11,086	NM
Total general and administrative expenses	73,830	30,343	43,487	NM
Total expenses	129,592	86,573	43,019	49.7%
Unrealized gain (loss) on foreign exchange	(285)	—	(285)	N/A
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	80,955	(30,552)	111,507	NM
Equity in earnings (losses) of unconsolidated ventures	(781)	—	(781)	N/A
Income (loss) before income tax (benefit) expense	80,174	(30,552)	110,726	NM
Income tax benefit (expense)	(19,992)	—	(19,992)	N/A
Net income (loss)	$60,182	$(30,552)	$90,734	NM
Asset Management and Other Fees
Asset management and other fees are comprised of fees from our Managed Companies summarized as follows (dollars in thousands):

	Six Months Ended June 30,
	2015	2014
NorthStar Realty:
Base fee	$93,552	N/A
Incentive fee	6,443	N/A
Subtotal NorthStar Realty	99,995	N/A	(1)
Sponsored Companies:
Asset management fees	22,470	11,559	(2)
Acquisition fees	27,761	9,413	(3)
Disposition fees	1,511	807	(4)
Subtotal Sponsored Companies	51,742	21,779
Total	$151,737	$21,779
__________________

(1)	We began earning fees on July 1, 2014, in connection with the management agreement with NorthStar Realty.

(2)	The increase was driven by the growth in assets of our Sponsored Companies. As of June 30, 2015 and 2014, our Sponsored Companies held aggregate assets of $5.7 billion and $2.5 billion, respectively.

(3)
The increase was due to more investment activity of our Sponsored Companies in 2015 compared to 2014, with investment activity of $1.0 billion at NorthStar Healthcare and $0.5 million at NorthStar Income II.

(4)	The increase was driven by increased repayments of debt investments from NorthStar Income and NorthStar Income II in 2015 compared to the same period in 2014.
Selling Commission and Dealer Manager Fees
We earn net commission income through NorthStar Securities for selling equity in our Sponsored Companies.
Selling commission and dealer manager fees represent fees earned for selling equity in our Sponsored Companies through NorthStar Securities. Pursuant to dealer manager agreements between NorthStar Securities and our Sponsored Companies, we generally receive selling commissions of up to 7% of gross offering proceeds raised, which we reallow to participating broker-dealers. In addition, we also generally receive a dealer manager fee of up to 3% of gross offering proceeds raised, a portion of which is typically also reallowed to participating broker-dealers and paid to certain employees of NorthStar Securities. Selling commission increased due to higher capital raising activity for the six months ended June 30, 2015 as compared to the same period in 2014.
The following table presents equity raised by our Sponsored Companies for the periods presented (dollars in thousands):

	Six Months Ended June 30, (1)
	2015	2014
NorthStar Income	$21,713	$20,962	(2)
NorthStar Healthcare	280,381	235,961	(3)
NorthStar Income II	343,828	111,643	(4)
Total	$645,922	$368,566
_________________

(1)	Includes capital raised through dividend reinvestment plans.

(2)	NorthStar Income successfully completed its primary offering on July 1, 2013.

(3)	Shortly after December 31, 2014, NorthStar Healthcare completed its initial primary offering and began raising capital for its follow-on offering at the end of the first quarter 2015.

(4)	Capital raising pace at NorthStar Income II accelerated in 2015 compared to 2014.
Other Income
Other income primarily represents special servicing fees related to certain securitization transactions at the corporate level. We are a rated special servicer by Standard & Poor’s and Fitch Ratings and we receive special servicing fees for services related to certain securitization transactions. The increase is primarily the result of more services performed in 2015.
Expenses
Commission Expense
Commission expense represents fees to participating broker-dealers with whom we have selling agreements to raise capital for our Sponsored Companies and commissions to employees of NorthStar Securities. Commission income and expense both increased due to higher capital raising activity for the six months ended June 30, 2015 as compared to the same period in 2014.
Transaction Costs
For the six months ended June 30, 2015, transaction costs represent costs associated with the restructure of our holding company to include an operating partnership. For the six months ended June 30, 2014, transaction costs represent costs such as professional fees associated with the spin-off in 2014.
Other Expense
Other expense primarily represents depreciation expense and foreign exchange gain (loss) at the corporate level.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level except as it relates to direct compensation expense and other costs incurred at our broker-dealer, which is part of our broker-dealer segment.
General and administrative expenses increased $43.5 million primarily attributable to the following:
Salaries and related expense increased $17.5 million primarily due to most employees of NorthStar Realty becoming our employees upon the spin-off as well as hiring additional employees for increased activity, offset by an allocation to our Managed Companies.

Equity-based compensation expense is comprised of (dollars in thousands):

	Six Months Ended June 30,
	2015(1)	2014
NSAM spin grants(2)	$15,091	$—
NSAM bonus plan	5,217	—
NorthStar Realty bonus plan(3)	7,360	13,745	(4)
Other	952	—
Total	$28,620	$13,745
__________________

(1)	Includes $0.2 million of dividends associated with non-employees.

(2)	Represents equity-based compensation expense for one-time grants issued related to the successful spin-off of the Company.

(3)	Represents equity-based compensation expense related to annual grants issued by NorthStar Realty prior to the spin-off of the Company.

(4)	The six months ended June 30, 2014 represents an allocation of equity-based compensation expense prior to the spin-off.

Other general and administrative expenses increased $11.1 million primarily due to the spin-off as the prior period amount only represented an allocation of other general and administrative expense related to NorthStar Realty’s historical asset management business.
Equity in earnings (losses) of unconsolidated ventures
Equity in earnings (losses) of unconsolidated ventures represents interests in two investments that we acquired in 2014 and one that we acquired in 2015. For the six months ended June 30, 2015, we recognized in equity in earnings, operating income of $5.3 million, which excludes $1.6 million of equity-based compensation expense and $4.5 million of depreciation and amortization expense.
Income Tax Benefit (Expense)
Effective July 1, 2014, we are subject to both domestic and international income tax.
Liquidity and Capital Resources
Our capital sources may include cash flow provided from operating activities, primarily from management and other fee income paid to us from our Managed Companies, as well as borrowings and the issuance of common stock. In addition, in connection with the spin-off, we have available under a revolving credit agreement with NorthStar Realty up to $250 million of financing to us subject to certain conditions (refer to Related Party Arrangements). Our primary uses of liquidity include operating expenses, dividends, acquisitions of direct investments and repurchase of our common stock. On a quarterly basis, our board of directors determines an appropriate common stock dividend based upon numerous factors, including CAD, availability of existing cash balances, general economic conditions and economic conditions that more specifically impact our business or prospects. Future dividend levels are subject to adjustment based upon our evaluation of the factors described above, as well as other factors that our board of directors may, from time-to-time, deem relevant to consider when determining an appropriate common stock dividend.
In addition, in April 2015, our board of directors authorized the repurchase of up to $400 million of its outstanding common stock. The authorization expires in April 2016, unless otherwise extended by the Company’s board of directors. As of June 30, 2015, we repurchased 261,600 shares of our common stock for approximately $5 million.
We expect that our cash flow from operating activities and available financing will be sufficient to satisfy our liquidity needs. As of June 30, 2015, we had a receivable, related parties balance primarily from our Managed Companies of $90 million, of which we received $53 million subsequent to June 30, 2015.
We currently believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs. Unrestricted cash as of August 4, 2015, was approximately $137 million.

Cash Flows
The following presents a summary of our consolidated statements of cash flows for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	Six Months Ended June 30,
Cash flow provided by (used in):	2015	2014
Operating activities	$75,962	$(1,207)
Investing activities	(32,442)	(4,000)
Financing activities	(51,782)	116,398
Effect of foreign exchange rate changes on cash	(285)	—
Net increase (decrease) in cash	$(8,547)	$111,191
Six Months Ended June 30, 2015 Compared to June 30, 2014
Net cash provided by operating activities was $76 million for the six months ended June 30, 2015 compared to $1 million used in operating activities for the six months ended June 30, 2014. The increase was due to us beginning to earn fees on July 1, 2014, in connection with the management agreement with NorthStar Realty and an increase in asset management and other fees from our Sponsored Companies due to more investment activity. Six months ended June 30, 2015 excludes $53 million of fees received subsequent to June 30, 2015.
Net cash used in investing activities represents was $32 million for the six months ended June 30, 2015 compared to $4 million used in investment activities for the six months ended June 30, 2014. The increase was due to the acquisition of the Island Interest in 2015.
Net cash used in financing activities was $52 million for the six months ended June 30, 2015 compared to $116 million provided by financing activities for the six months ended June 30, 2014. The decrease was primarily due to $39 million for the payment of dividends and $13 million for withholding tax related to vesting and net settlement of RSUs. Six months ended June 30, 2014 includes our initial capitalization from NorthStar Realty.
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
Credit Agreement
In connection with the spin-off, we entered into a revolving credit agreement with NorthStar Realty pursuant to which NorthStar Realty makes available to us, on an “as available basis,” up to $250 million of financing with a maturity of June 30, 2019 at LIBOR plus 3.50%. The revolving credit facility is unsecured. We expect to use the proceeds for general corporate purposes, including potential future acquisitions. In addition, we may use the proceeds to acquire assets on behalf of our Managed Companies that we intend to allocate to such Managed Company but for which such Managed Company may not then have immediately available funds. The terms of the revolving credit facility contain various representations, warranties, covenants and conditions, including the condition that NorthStar Realty’s obligation to advance proceeds to us is dependent upon NorthStar Realty and its affiliates having at least $100 million of either unrestricted cash and cash equivalents or amounts available under committed lines of credit, after taking into account the amount we seek to draw under the facility. As of June 30, 2015, we had no borrowings outstanding under the credit agreement.
Healthcare Strategic Joint Venture
In January 2014, we entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc., focused on expanding our healthcare business into a preeminent healthcare platform, or the Healthcare Strategic Partnership. In connection with the partnership, Mr. Flaherty oversees and seeks to grow both NorthStar Realty’s healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In connection with entering into the partnership, NorthStar Realty granted Mr. Flaherty certain RSUs, half of which became our RSUs as a result of NorthStar Realty’s reverse stock split and the spin-off. The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% above certain hurdles for new and existing healthcare real estate investments held by NorthStar Realty and NorthStar Healthcare. The partnership will also be entitled to any incentive fees earned from NorthStar Healthcare or any future healthcare non-traded vehicles sponsored by us, NorthStar Realty or any affiliates, as well as future healthcare non-traded vehicles sponsored by AHI Ventures. For the three months ended June 30, 2015 and 2014, we did not earn incentive fees related to the Healthcare Strategic Partnership. On February 2, 2015, in connection with the completion of NorthStar Healthcare’s initial primary offering, we issued 20,305 RSUs to Mr. Flaherty.
AHI Venture
In connection with our 43% interest in American Healthcare Investors LLC, or AHI Interest, AHI Newco, LLC, or AHI Ventures, a direct wholly-owned subsidiary of AHI, provides certain asset management, property management and other services to our affiliates assisting in managing the current and future healthcare assets (excluding any joint venture assets) of NorthStar Realty and other Sponsored Companies, including the assets formerly owned by Griffin-American Healthcare REIT II, Inc., or Griffin-American, and its former operating partnership, Griffin-American Healthcare REIT II Holdings, LP, or Griffin-America OP portfolio. AHI Ventures receives a base management fee of $0.6 million per year plus 0.50% of the equity invested by NorthStar Realty in future healthcare assets (excluding assets in the Griffin-American OP portfolio and other joint ventures) that AHI Ventures may manage. AHI Ventures may also participate in the incentive fees earned by us and our affiliates with respect to new and existing healthcare real estate investments held by NorthStar Realty and NorthStar Healthcare, including the Griffin-American OP portfolio, any future healthcare non-traded vehicles sponsored by us, NorthStar Realty or any affiliates, as well as any future healthcare non-traded vehicles sponsored by AHI Ventures. AHI Ventures would also be entitled to additional base management fees should it manage assets on behalf of any other Managed Companies. AHI Ventures also intends to directly or indirectly sponsor, co-sponsor, form, register, market, advise, manage and/or operate investment vehicles that are intended to invest primarily in healthcare real estate assets. In addition, Mr. Flaherty acquired a 12% interest, as adjusted, in AHI Ventures.
In April 2015, Griffin-American Healthcare REIT III, Inc., a vehicle managed an affiliate of AHI, distributed shares of its common stock to the members of AHI Ventures, of which we received 0.2 million shares in connection with the distribution.
Island Venture
Island is a leading, independent select service hotel management company that currently manages 149 hotel properties, representing $3.7 billion, of which 101 hotel properties are owned by NorthStar Realty. Island provides certain asset management, property management and other services to NorthStar Realty to assist in managing its hotel properties. Island receives a base management fee of 2.5% to 3.0% of the current monthly revenue of the NorthStar Realty hotel properties it manages for NorthStar Realty. For the three and six months ended June 30, 2015, NorthStar Realty paid $3 million and $6 million, respectively, related to the base management fee to Island.
RXR Realty
In December 2013, NorthStar Realty entered into a strategic transaction with RXR Realty, the co-sponsor of NorthStar/RXR New York Metro. The investment in RXR Realty includes an approximate 27% equity interest. NorthStar Realty’s equity interest in RXR Realty is structured so that we are entitled to certain fees in connection with RXR Realty’s investment management business.
Recent Developments
Dividends
On August 4, 2015, we declared a dividend of $0.10 per share of common stock. The common stock dividend will be paid on August 21, 2015 to stockholders of record as of the close of business on August 17, 2015.

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
We calculate CAD by subtracting from or adding to net income (loss) attributable to common stockholders, non-controlling interests attributable to the Operating Partnership, and the following items: equity-based compensation, depreciation related items, foreign currency gains (losses), straight-line rent, adjustments for joint ventures, deferred tax (benefit) expense related to timing differences that will not reverse in the current year and transaction and other costs. In future periods, such adjustments may include amortization of deferred financing costs, impairment on goodwill and other intangible assets and other one-time events pursuant to changes in U.S. GAAP and certain other non-recurring items. These items, if applicable, include any adjustments for unconsolidated ventures. Management also believes that quarterly distributions are principally based on operating performance and our board of directors includes CAD as one of several metrics it reviews to determine quarterly distributions to stockholders.
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
The following table presents a reconciliation of CAD to net income (loss) attributable to common stockholders for the three and six months ended June 30, 2015 (dollars in thousands):

	June 30, 2015
	Three Months Ended		Six Months Ended
Net income (loss) attributable to common stockholders	$38,024		$59,792
Non-controlling interests attributable to the Operating Partnership	188		390
Adjustments:
Equity-based compensation (1)	15,002		28,620
Deferred tax (benefit) expense	561		(733)
Adjustment related to joint ventures	2,806	(2)	6,092	(3)
Other	961	(4)	2,148	(5)
CAD	$57,542		$96,309
_______________

(1)
Includes equity-based compensation expense related to grants of NorthStar Realty stock issued in years prior to July 1, 2014 that were split in connection with the spin-off, one-time grants of our stock issued in connection with the spin-off and annual grants of our stock to certain employees.

(2)	The three months ended June 30, 2015 includes $0.5 million of equity-based compensation expense and $2.3 million of depreciation and amortization expense related to an unconsolidated venture.

(3)	The six months ended June 30, 2015 includes $1.6 million of equity-based compensation expense and $4.5 million of depreciation and amortization expense related to an unconsolidated venture.

(4)
The three months ended June 30, 2015 includes $0.4 million of depreciation and amortization expense, $0.3 million of straight-line rental expense, $0.3 million of one-time expenses and transaction costs and an immaterial amount foreign currency related adjustments.

(5)
The six months ended June 30, 2015 includes $0.9 million of depreciation and amortization expense, $0.4 million of straight-line rental expense, $0.6 million of one-time expenses and transaction costs and $0.3 million of foreign currency related adjustments.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides the information with respect to purchases made by us of our common stock during the three months ended June 30, 2015:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
June 1- June 30	261,600	$19.10	261,600	$395,004,420
__________________

(1)
On April 20, 2015, we announced that our board of directors authorized the repurchase of up to $400 million of its outstanding common stock. The authorization expires on April 19, 2016, unless otherwise extended by our board of directors. There were no repurchases made during April or May 2015.

Item 5. Other Information
Effective on August 5, 2015, the board of directors (the “Board”) of NorthStar Asset Management Group Inc. (“NSAM”) appointed David T. Hamamoto as Executive Chairman of NSAM. Mr. Hamamoto will continue to serve as Chairman of NorthStar Realty Finance Corp. (“NorthStar Realty”). Concurrently with Mr. Hamamoto’s appointment on August 5, 2015, Albert Tylis was appointed as NSAM’s Chief Executive Officer and a member of the Board. Mr. Tylis was also appointed as a member of the board of directors of NorthStar Realty, effective on August 11, 2015.
In connection with the foregoing appointments, Messrs. Hamamoto and Tylis entered into amended and restated employment agreements with NSAM (the “A&R Employment Agreements”). The A&R Employment Agreements were primarily amended to address the executives’ new respective roles and otherwise remained substantially the same as the executives’ prior employment agreements with NSAM, dated as of June 30, 2014, as described more fully in the A&R Employment Agreements.
Concurrent with the foregoing appointments, NSAM hired Jonathan A. Langer as an Executive Vice President of NSAM. Mr. Langer will also serve as Chief Executive Officer and President of NorthStar Realty, effective on August 11, 2015. To facilitate these changes, on August 5, 2015, Mr. Hamamoto resigned as Chief Executive Officer of NSAM, effective immediately, and Messrs. Hamamoto and Tylis resigned as Chief Executive Officer and President, respectively, of NorthStar Realty, effective on August 11, 2015.
The foregoing descriptions of the A&R Employment Agreements are qualified in their entirety by reference to such agreements filed as Exhibits 10.11 and 10.13 to this Quarterly Report on Form 10-Q.

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

10.11†*	Amended and Restated Executive Employment Agreement, dated as of August 5, 2015, by and between NorthStar Asset Management Group Inc. and David T. Hamamoto
10.12†
Executive Employment Agreement and Agreement with Foreign Executive Officer, dated as of June 30, 2014, by and between NorthStar Asset Management Group, Ltd and Daniel R. Gilbert (incorporated by reference to Exhibit 10.12 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.13†*	Amended and Restated Executive Employment Agreement, dated as of August 5, 2015, by and between NorthStar Asset Management Group Inc. and Albert Tylis
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
The following materials from the NorthStar Asset Management Group Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014; (ii) Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2015 and 2014; (iii) Consolidated Statements of Equity for the six months ended June 30, 2015 (unaudited) and year ended December 31, 2014; (iv) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2015 and 2014; and (v) Notes to Consolidated Financial Statements (unaudited)

†	Denotes a management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSTAR ASSET MANAGEMENT GROUP INC.

Date:	August 10, 2015	By:	/s/ ALBERT TYLIS
Albert Tylis
Chief Executive Officer and President

		By:	/s/ DEBRA A. HESS
Debra A. Hess
Chief Financial Officer