Form 10-Q
period 2015-09-30
NorthStar Asset Management Group Inc.
filed 2015-11-09
CIK 1597503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
The Company has one class of common stock, $0.01 par value per share, 193,701,680 shares outstanding and one class of performance common stock, $0.01 par value per share, 4,213,156 shares outstanding, each as of November 4, 2015.

NORTHSTAR ASSET MANAGEMENT GROUP INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to the effects of our spin-off from NorthStar Realty Finance Corp., or NorthStar Realty, described in this Quarterly Report on Form 10-Q, our ability to effectively grow our business, our financing needs, the effects of our current asset management strategy, our management’s track record, our ability to manage credit risk and the assets of our Managed Companies (refer to our Financial Statements in this Form 10-Q), our ability to source additional investment opportunities for our Managed Companies and our ability to obtain new Managed Companies and additional assets to manage. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•
risks inherent in a recently spun-off company, including those related to operating as an independent public company, the capital resources required to protect against business risks, legal risks and risks associated with the tax and accounting treatment of a spin-off transaction;

•	our ability to realize our projected effective income tax rate;

•	our ability to consummate the Townsend acquisition (refer to our Financial Statements in this Form 10-Q) on the terms contemplated, if at all, including our ability to obtain anticipated financing;

•	adverse domestic or international economic conditions and the impact of the commercial real estate industry on our Managed Companies;

•
our ability to grow our business by raising capital for our existing Managed Companies and sponsoring new Managed Companies as well as our ability to otherwise continue to manage our Managed Companies in the future;

•	our ability to effectively implement the business plans of, and the performance of, our Managed Companies;

•	our ability to enter into, and grow our business through acquisitions, strategic investments and joint ventures, including our pending acquisition of Townsend;

•	our ability to realize the anticipated benefits of our strategic investments and joint ventures;

•	access to debt and equity capital and our liquidity;

•	our use of leverage;

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

•	the impact of any conflicts of interest arising from our asset management activities;

•	our ability to manage our costs in line with our expectations and the impact on our cash available for distribution;

•	competition for qualified personnel and our ability to retain key personnel;

•	the competitive nature of the asset management industry;

•	the effectiveness of our portfolio management techniques and strategies;

•	our ability to expand and successfully manage our operations internationally;

•	whether we repurchase any shares of our common stock and the terms of those repurchases, if any;

•	our ability to maintain our exclusion from the definition of an “investment company” under the Investment Company Act of 1940, as amended;

•	failure to maintain effective internal controls and disclosure controls and procedures;

•
our historical financial information included in this Quarterly Report on Form 10-Q for periods prior to July 1, 2014 not providing an accurate indication of our performance in the future or reflecting what our financial position, results of operations or cash flows would have been had we operated as an independent public company during the periods presented; and

•
the effect of regulatory or tax actions, litigation and contractual claims against us, our affiliates or our Managed Companies, including the potential settlement and litigation of such claims, as well as any corresponding distraction and potential damage to our reputation.

The foregoing list of factors is not exhaustive. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or the SEC, included in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in Part II, Item 1A of this Form 10-Q, each under “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I. Financial Information
Item 1.   Financial Statements

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30, 2015 (Unaudited)	December 31, 2014
Assets
Cash	$128,597	$109,199
Restricted cash	20,306	3,190
Receivables, related parties, net	89,915	77,626
Investments in unconsolidated ventures	87,493	54,480
Other assets	20,718	19,374
Total assets	$347,029	$263,869
Liabilities
Accounts payable and accrued expenses	$70,359	$49,116
Commission payable	5,651	12,164
Other liabilities	1,307	841
Total liabilities	77,317	62,121
Commitments and contingencies
Equity
NorthStar Asset Management Group Inc. Stockholders’ Equity
Performance common stock, $0.01 par value, 500,000,000 shares authorized, 4,213,156 and 3,738,314 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	42	37
Preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 193,711,384 and 192,947,856 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	1,937	1,930
Additional paid-in capital	299,931	276,874
Retained earnings (accumulated deficit)	(34,671)	(77,093)
Total NorthStar Asset Management Group Inc. stockholders’ equity	267,239	201,748
Non-controlling interests	2,473	—
Total equity	269,712	201,748
Total liabilities and equity	$347,029	$263,869

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share and Dividends Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30, (1)
	2015	2014	2015	2014
Revenues
Asset management and other fees, related parties (2)	$78,994	$56,521	$230,731	$78,300
Selling commission and dealer manager fees, related parties	29,104	27,149	87,364	61,010
Other income	17	318	851	699
Total revenues	108,115	83,988	318,946	140,009
Expenses
Commission expense (refer to Note 3)	26,978	25,691	81,011	57,389
Transaction costs	492	—	867	24,476
Other expenses	1,753	363	3,106	409
General and administrative expenses
Salaries and related expense	18,848	9,670	48,698	21,994
Equity-based compensation expense	14,558	16,541	43,178	30,286
Other general and administrative expenses	7,564	6,508	22,924	10,792
Total general and administrative expenses	40,970	32,719	114,800	63,072
Total expenses	70,193	58,773	199,784	145,346
Unrealized gain (loss) on foreign exchange	(137)	(310)	(422)	(310)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	37,785	24,905	118,740	(5,647)
Equity in earnings (losses) of unconsolidated ventures (refer to Note 5)	(56)	(74)	(836)	(74)
Income (loss) before income tax benefit (expense)	37,729	24,831	117,904	(5,721)
Income tax benefit (expense)	3,825	(6,087)	(16,168)	(6,087)
Net income (loss)	41,554	18,744	101,736	(11,808)
Net (income) loss attributable to non-controlling interests	(381)	—	(771)	—
Net income (loss) attributable to NorthStar Asset Management Group Inc. common stockholders	$41,173	$18,744	$100,965	$(11,808)
Earnings (loss) per share:
Basic	$0.21	$0.10	$0.51	$(0.06)
Diluted	$0.21	$0.10	$0.51	$(0.06)
Weighted average number of shares:
Basic	189,423,278	188,634,329	189,523,907	188,609,466
Diluted	193,800,569	193,609,970	193,820,435	188,609,466
Dividends per share of common stock	$0.10	$0.10	$0.30	$0.10
______________________

(1)
The consolidated financial statements for the three months ended September 30, 2015 and 2014 and nine months ended September 30, 2015 represent the Company’s results of operations following the NSAM Spin-off on June 30, 2014. The nine months ended September 30, 2014 includes: (i) the Company’s results of operations for the three months ended September 30, 2014, which represents the activity following the NSAM Spin-off; and (ii) the Company’s results of operations for the six months ended June 30, 2014, which represents a carve-out of its historical financial information including revenues and expenses allocated to the Company, related to NorthStar Realty’s historical asset management business. As a result, the nine months ended September 30, 2015 may not be comparable to the prior period presented.

(2)	The Company began earning fees on July 1, 2014, in connection with the management agreement with NorthStar Realty (refer to Note 1).

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Performance Common Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total NorthStar Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	—	$—	—	$—	$105,498	$(77,130)	$28,368	$—	$28,368
Capital contribution of NorthStar Realty	—	—	188,597	1,886	119,323	—	121,209	—	121,209
Amortization of equity-based compensation	—	—	—	—	51,519	—	51,519	—	51,519
Issuance of common stock to directors	—	—	38	—	—	—	—	—	—
Issuance of common stock related to transactions (refer to Note 4)	—	—	956	10	10,300	—	10,310	—	10,310
Issuance of common stock relating to equity-based compensation, net of forfeitures	—	—	827	8	(8)	—	—	—	—
Settlement of RSUs to common stock (refer to Note 7)	—	—	3,030	31	(31)	—	—	—	—
Settlement of RSUs to performance common stock (refer to Note 8)	3,738	37	—	—	(37)	—	—	—	—
Dividends on common stock and equity-based awards (refer to Note 7)	—	—	—	—	—	(19,063)	(19,063)	—	(19,063)
Tax withholding related to vesting of restricted stock	—	—	(500)	(5)	(11,289)	—	(11,294)	—	(11,294)
Excess tax benefit from equity-based compensation	—	—	—	—	1,599	—	1,599	—	1,599
Net income (loss)	—	—	—	—	—	19,100	19,100	—	19,100
Balance as of December 31, 2014	3,738	$37	192,948	$1,930	$276,874	$(77,093)	$201,748	$—	$201,748
Amortization of equity-based compensation	—	—	—	—	40,597	—	40,597	3,431	44,028
Issuance of common stock related to transactions (refer to Note 4)	—	—	208	2	4,505	—	4,507	—	4,507
Issuance of common stock relating to equity-based compensation, net of forfeitures	—	—	764	8	(8)	—	—	—	—
Conversion of Deferred LTIP Units to LTIP Units and common stock, net	—	—	4	—	(4,400)	—	(4,400)	4,400	—
Retirement of shares of common stock	—	—	(262)	(3)	(4,996)	—	(4,999)	—	(4,999)
Issuance of performance common stock (refer to Note 8)	475	5	—	—	(5)	—	—	—	—
Settlement of RSUs to common stock, net (refer to Note 7)	—	—	49	—	(1,672)	—	(1,672)	—	(1,672)
Dividends on common stock and equity-based awards (refer to Note 7)	—	—	—	—	—	(58,543)	(58,543)	(359)	(58,902)
Excess tax benefit from equity-based compensation	—	—	—	—	(6)	—	(6)	—	(6)
Call Spread premium, net (refer to Note 8)	—	—	—	—	(16,728)	—	(16,728)	—	(16,728)
Reallocation of non-controlling interests in Operating Partnership (refer to Note 9)	—	—	—	—	5,770	—	5,770	(5,770)	—
Net income (loss)	—	—	—	—	—	100,965	100,965	771	101,736
Balance as of September 30, 2015 (unaudited)	4,213	$42	193,711	$1,937	$299,931	$(34,671)	$267,239	$2,473	$269,712

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$101,736	$(11,808)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	836	74
Accrued transaction costs	1,356	9,098
Depreciation and amortization expense	1,824	497
Amortization of equity-based compensation	42,842	30,286
Unrealized (gain) loss on foreign exchange	422	310
Deferred income tax, net	4,487	—
Distribution from unconsolidated ventures	4,042	—
Change in assets and liabilities:
Restricted cash	(17,116)	(3,132)
Receivables, related parties, net	(12,289)	(54,786)
Other assets	(8,531)	(5,574)
Other liabilities	466	—
Accounts payable and accrued expenses	13,308	20,430
Commission payable	(5,645)	—
Net cash provided by (used in) operating activities	127,738	(14,605)
Cash flows from investing activities:
Investments in unconsolidated ventures	(35,631)	(4,000)
Distribution from unconsolidated ventures	4,653	—
Net cash provided by (used in) investing activities	(30,978)	(4,000)
Cash flows from financing activities:
Contribution from NorthStar Realty	—	116,397
Repurchase of shares related to stock compensation agreements related to tax withholding	(12,966)	—
Cost of capital	(425)	—
Retirement of shares of common stock	(4,999)	—
Dividends	(58,550)	—
Net cash provided by (used in) financing activities	(76,940)	116,397
Effect of foreign exchange rate changes on cash	(422)	(310)
Net increase (decrease) in cash	19,398	97,482
Cash - beginning of period	109,199	7,537
Cash - end of period	$128,597	$105,019

Supplemental disclosure of non-cash investing and financing activities:
Call Spread premium, net	$16,303	$—
Reallocation of non-controlling interests in Operating Partnership	5,770	—
Issuance of common stock related to transactions (refer to Note 4)	4,507	—
Conversion of Deferred LTIP Units to LTIP Units	4,400	—
Deemed capital contribution from NorthStar Realty	—	4,812
Dividend payable related to RSUs	352	—
Distribution from unconsolidated ventures	231	—

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Organization
NorthStar Asset Management Group Inc. (“NSAM” or the “Company”) is a global asset management firm focused on strategically managing real estate and other investment platforms in the United States and internationally. The Company commenced operations on July 1, 2014, upon the spin-off by NorthStar Realty Finance Corp. (“NorthStar Realty”) of its asset management business into a separate publicly-traded company, NSAM, a Delaware corporation (the “NSAM Spin-off”). The NSAM Spin-off was in the form of a tax-free distribution to NorthStar Realty’s common stockholders where each NorthStar Realty common stockholder received shares of the Company’s common stock on a one-for-one basis. At the same time, NorthStar Realty became externally managed by an affiliate of the Company through a management contract with an initial term of 20 years. NorthStar Realty continues to operate its commercial real estate (“CRE”) debt origination business.
Certain of the Company’s affiliates also manage NorthStar Realty’s previously sponsored non-traded companies which raise money through the retail market, as well as any new non-traded company and any future sponsored company (referred to as the “Sponsored Companies” and together with NorthStar Realty, referred to as the “Managed Companies”).
The Company is organized to provide asset management and other services to the Managed Companies or any other companies it may sponsor in the future, both in the United States and internationally. The Managed Companies have historically invested in the CRE industry. The Company seeks to expand the scope of its asset management business beyond real estate into new asset classes and geographies by organically creating and managing additional investment vehicles or through acquisitions, strategic partnerships and joint ventures. To date, the Company has acquired a 43% interest in American Healthcare Investors LLC (the “AHI Interest”), a 45% interest in Island Hospitality Management Inc. (the “Island Interest”) and a 50% interest in Distributed Finance Corporation (“Distributed Finance”) (refer to Note 4) and committed to acquire a 85% interest in the Townsend Holdings LLC (“Townsend”) (refer to Note 12).
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
On March 13, 2015, the Company restructured by converting its current holding company into NSAM LP, a Delaware limited partnership and the operating partnership of the Company (the “Operating Partnership”). The Operating Partnership holds substantially all of the Company’s assets and liabilities and the Company conducts its operations, directly or indirectly, through the Operating Partnership.
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
Spin-off of NorthStar Realty’s European Real Estate Business
On October 31, 2015, NorthStar Realty completed the previously announced spin-off of its European real estate business (the “NRE Spin-off”) into a separate publicly-traded real estate investment trust (“REIT”), NorthStar Realty Europe Corp. (“NorthStar Europe”), in the form of a taxable distribution. NorthStar Realty contributed to NorthStar Europe approximately $2.6 billion of European real estate, at cost (excluding NorthStar Realty’s European healthcare properties), comprised of 52 properties spanning across some of Europe’s top markets and $250.0 million of cash. The Company manages NorthStar Europe pursuant to a long-term management agreement, on substantially similar terms as the Company’s management agreement with NorthStar Realty.

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
The consolidated financial statements for the three months ended September 30, 2015 and 2014 and nine months ended September 30, 2015 represent the Company’s results of operations following the NSAM Spin-off. In connection with the NSAM Spin-off, most of NorthStar Realty’s employees at the time of the NSAM Spin-off became employees of the Company except for executive officers, employees engaged in NorthStar Realty’s loan origination business at the time of the NSAM Spin-off and certain other employees that became co-employees of both the Company and NorthStar Realty. Therefore, subsequent to June 30, 2014, the Company generally incurs substantially all employee-related cash costs.
Periods prior to June 30, 2014 present a carve-out of NorthStar Realty’s historical financial information, including revenues and expenses allocated to the Company, related to NorthStar Realty’s historical asset management business. Expenses also included an allocation of indirect expenses from NorthStar Realty, including salaries, equity-based compensation and other general and administrative expenses (primarily occupancy and other cost) based on an estimate had its historical asset management business been run as an independent entity. This allocation method was principally based on relative headcount and management’s knowledge of NorthStar Realty’s operations. Additionally, periods prior to June 30, 2014 did not reflect the management agreement the Company entered into with NorthStar Realty effective July 1, 2014.
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
The Company evaluates the Managed Companies, investments in unconsolidated ventures and securitization financing transactions to which the Company is the special servicer to determine whether they are a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing.

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

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Assets and Accounts Payable and Accrued Expenses
The following tables present a summary of other assets and accounts payable and accrued expenses as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015 (Unaudited)	December 31, 2014(1)
Other assets:
Deferred tax asset	$7,642	$3,155
Furniture, fixtures and equipment, net	4,437	4,629
Prepaid expenses	2,269	2,279
Security deposits	2,379	2,232
Due from participating broker-dealers	1,250	1,965
Prepaid income taxes	1,590	3,538
Pending deal costs	482	1,045
Other	669	531
Total	$20,718	$19,374
__________________

(1)	Includes fixed assets, tenant improvements and deposits related to leased offices that were transferred to the Company at the time of the NSAM Spin-off on June 30, 2014.

	September 30, 2015 (Unaudited)	December 31, 2014
Accounts payable and accrued expenses:
Accrued bonus	$42,493	$25,911
Accrued Call Spread premium (1)	16,303	—
Accrued transaction costs	3,849	5,205
Accrued payroll	1,618	1,400
Accrued professional fees	2,790	740
Accrued equity-based compensation awards (refer to Note 7)	689	—
Accrued dividends	566	—
Accrued tax withholding (2)	400	11,938
Other	1,651	3,922
Total	$70,359	$49,116
__________________

(1)	In September 2015, the Company entered into a Call Spread, which settled in October 2015 (refer to Note 8).

(2)	Represents withholding tax related to vesting and net settlement of restricted stock.
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
Selling Commission and Dealer Manager Fees and Commission Expense
Selling commission and dealer manager fees represent income earned by the Company for selling equity in the Sponsored Companies through NorthStar Securities. Selling commission and dealer manager fees and commission expense are accrued on a trade date basis. As of September 30, 2015, commission payable of $5.7 million includes $1.1 million due to NorthStar Securities employees.
Allowance for Doubtful Accounts
An allowance for a doubtful account is established when, in the opinion of the Company, a full recovery of a receivable becomes doubtful. A receivable is written off when it is no longer collectible and/or legally discharged. As of September 30, 2015 and December 31, 2014, there was no allowance for doubtful accounts.

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
Comprehensive Income (Loss)
The Company had no items of other comprehensive income (loss), so its comprehensive income (loss) is the same as the net income (loss) for all periods presented.
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
In September 2015, the FASB issued updated guidance that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Under the new guidance, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance in the third quarter 2015 and it did not have a material impact on the Company’s consolidated financial position, results of operations and financial statement disclosures.

3.	Management Agreements and Managed Companies
NorthStar Realty
Management Agreement
Upon completion of the NSAM Spin-off, the Company entered into a management agreement with NorthStar Realty for an initial term of 20 years, which will be automatically renewed for additional 20-year terms each anniversary thereafter unless earlier terminated. As asset manager, the Company is responsible for NorthStar Realty’s day-to-day activities, subject to the supervision of the NorthStar Realty board of directors. Through its global network of subsidiaries and branch offices, the Company performs services and activities relating to, among other things, investments and financing, portfolio management and other administrative services, such as accounting and investor relations, to NorthStar Realty and its subsidiaries other than NorthStar Realty’s CRE loan origination business. The management agreement with NorthStar Realty provides for a base management fee and incentive fee.
In connection with the NRE Spin-off, the Company entered into a management agreement with NorthStar Europe on terms substantially consistent with the terms of the Company’s management agreement with NorthStar Realty. The Company’s management agreement with NorthStar Realty was amended and restated in connection with the NRE Spin-off to, among other things, commensurately adjust the annual base management fee and incentive fee hurdles for the NRE Spin-off.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Base Management Fee
For the three months ended September 30, 2015 and 2014, the Company earned $49.0 million and $38.1 million, respectively, related to the base management fee. For the nine months ended September 30, 2015, the Company earned $142.5 million related to the base management fee. As of September 30, 2015, $49.0 million is recorded in receivable, related parties on the consolidated balance sheets. The management contract with NorthStar Realty commenced on July 1, 2014, and as such, there were no management fees earned for the six months ended June 30, 2014. The base management fee from NorthStar Realty will increase subsequent to September 30, 2015 by an amount equal to 1.5% per annum of the sum of:

•
cumulative net proceeds of all future common equity and preferred equity issued by NorthStar Realty, including the remaining 7.1 million shares, after giving effect to NorthStar Realty’s reverse stock split, of a forward contract, which was issued in October 2015;

•	equity issued by NorthStar Realty in exchange or conversion of exchangeable senior notes based on the stock price at the date of issuance;

•
any other issuances by NorthStar Realty of common equity, preferred equity or other forms of equity, including but not limited to LTIP Units (excluding equity-based compensation, but including issuances related to an acquisition, investment, joint venture or partnership); and

•
cumulative cash available for distribution (“CAD”) of NorthStar Realty in excess of cumulative distributions paid on common stock, LTIP units or other equity awards beginning the first full calendar quarter after the NSAM Spin-off.

Additionally, NorthStar Realty’s equity interest in RXR Realty LLC (“RXR Realty”) and Aerium Group is structured so that the Company is entitled to the portion of distributable cash flow from each investment in excess of the $10.0 million minimum annual base amount.
In connection with the NRE Spin-off and the related amendments to the Company’s management agreement with NorthStar Realty, the Company’s annual base management fee from NorthStar Realty was reduced by $14.0 million, effective as of November 1, 2015, commensurate with the base management fee that will be paid by NorthStar Europe pursuant to its management agreement with the Company.
Incentive Fee
For the three months ended September 30, 2015 and 2014, the Company earned $2.3 million and $1.3 million, respectively, related to the incentive fee. For the nine months ended September 30, 2015, the Company earned $8.7 million related to the incentive fee. As of September 30, 2015, $2.3 million is recorded in receivable, related parties on the consolidated balance sheets. The incentive fee is calculated and payable quarterly in arrears in cash, equal to:

•
the product of: (a) 15.0% and (b) CAD of NorthStar Realty before such incentive fee, divided by the weighted average shares outstanding of NorthStar Realty for the calendar quarter, when such amount is in excess of $0.78 per share of NorthStar Realty but less than $0.90 per share of NorthStar Realty, after giving effect to NorthStar Realty’s reverse stock split (“15% Hurdle”); plus

•
the product of: (a) 25.0% and (b) CAD of NorthStar Realty before such incentive fee, divided by the weighted average shares outstanding of NorthStar Realty for the calendar quarter, when such amount is equal to or in excess of $0.90 per share of NorthStar Realty, after giving effect to NorthStar Realty’s reverse stock split (“25% Hurdle”);

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
In connection with the NRE Spin-off and the related amendments to the Company’s management agreement with NorthStar Realty, the incentive fee range for the 15% Hurdle was adjusted to CAD per share in excess of $0.68 and up to $0.78 per share and the

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

25% Hurdle was adjusted to CAD in excess of $0.78 per share effective as of November 1, 2015, commensurate with the incentive fee that will be paid by NorthStar Europe pursuant to its management agreement with the Company.
Furthermore, if NorthStar Realty or NorthStar Europe were to spin-off any asset or business in the future, such entity would be managed by the Company on terms substantially similar to those set forth in the management agreements between the Company and NorthStar Realty and NorthStar Europe, respectively. The management agreements further provide that the aggregate base management fee in place immediately after any future spin-off will not be less than the aggregate base management fee in place at NorthStar Realty or NorthStar Europe, as the case may be, immediately prior to such spin-off.
Payment of Costs and Expenses and Expense Allocation
NorthStar Realty is responsible for all of its direct costs and expenses and will reimburse the Company for costs and expenses incurred by the Company on its behalf. In addition, the Company may allocate indirect costs to NorthStar Realty related to employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, NorthStar Realty’s management agreement with the Company (the “G&A Allocation”). The Company’s management agreement with NorthStar Realty provides that the amount of the G&A Allocation will not exceed the following: (i) 20.0% of the combined total of: (a) NorthStar Realty’s general and administrative expenses as reported in its consolidated financial statements excluding: (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to the Company under the terms of the management agreement and (4) any allocation of expenses to NorthStar Realty (“NorthStar Realty G&A”); and (b) the Company’s general and administrative expenses as reported in its consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any of the Managed Companies, less (ii) the NorthStar Realty G&A. The G&A Allocation may include NorthStar Realty’s allocable share of the Company’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing NorthStar Realty’s affairs, based upon the percentage of time devoted by such personnel to NorthStar Realty’s affairs. The G&A Allocation may also include rental and occupancy, technology, office supplies and other general and administrative costs and expenses. In addition, NorthStar Realty will pay directly or reimburse the Company for an allocable portion of any severance paid pursuant to any employment, consulting or similar service agreements in effect between the Company and any of its executives, employees or other service providers.
For the three months ended September 30, 2015 and 2014, the Company allocated $0.8 million and $1.2 million, respectively, to NorthStar Realty. For the nine months ended September 30, 2015, the Company allocated $3.5 million to NorthStar Realty. As of September 30, 2015, $0.8 million is recorded in receivables, related parties on the consolidated balance sheets.
In connection with the NRE Spin-off and the related amendments to the Company’s management agreement with NorthStar Realty, NorthStar Realty’s obligation to reimburse the Company for the G&A Allocation and any severance will be shared with NorthStar Europe, at the Company’s discretion, and the 20% cap on the G&A Allocation, as described above, will apply on an aggregate basis of NorthStar Realty and NorthStar Europe.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Sponsored Companies
The following table presents a summary of the fee arrangements with the current Sponsored Companies, which are effective: NorthStar Real Estate Income Trust, Inc. (“NorthStar Income”); NorthStar Healthcare Income, Inc. (“NorthStar Healthcare”); NorthStar Real Estate Income II, Inc. (“NorthStar Income II”); and NorthStar/RXR New York Metro Real Estate, Inc. (“NorthStar/RXR New York Metro”):

	NorthStar	NorthStar	NorthStar	NorthStar/RXR
	Income	Healthcare	Income II	New York Metro (9)
Offering amount (1)	$1.1 billion	$1.8 billion (8)	$1.65 billion(10)	$2.0 billion(10)
Total raised through November 4, 2015 (2)	$1.2 billion	$1.6 billion	$806 million	(11)
Primary strategy	CRE Debt	Healthcare Equity and Debt	CRE Debt	New York Metro Area CRE Equity and Debt
Primary offering period	Completed July 2013	Ends February 2017 (8)	Ends May 2016 (12)	Ends February 2017 (12)
Asset Management and Other Fees:
Asset management fees (3)	1.25% of assets	1.00% of assets	1.25% of assets	1.25% of assets
Acquisition fees (4)	1.00% of investments	2.25% for real estate properties 1.00% of other investments	1.00% of investments	2.25% for real estate properties 1.00% of other investments
Disposition fees (5)	1.00% of sales price	2.00% for real estate properties 1.00% of sales price for debt investments	1.00% of sales price	2.00% for real estate properties 1.00% of sales price for debt investments
Incentive payments (6)	15.00% of net cash flows after an 8.00% return	15.00% of net cash flows after a 6.75% return (7)	15.00% of net cash flows after a 7.00% return	15.00% of net cash flows after a 6.00% return
________________

(1)	Represents amount of shares registered to offer pursuant to each Sponsored Company’s public offering and includes the follow-on public offering of up to $700 million for NorthStar Healthcare.

(2)	Includes capital raised through dividend reinvestment plans.

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

(7)	The Healthcare Strategic Partnership is entitled to the incentive fees earned from managing NorthStar Healthcare, of which the Company earns its proportionate interest (refer to Note 5).

(8)
NorthStar Healthcare successfully completed its public offering on February 2, 2015 by raising $1.1 billion in capital. The Company began raising capital for NorthStar Healthcare’s follow-on public offering at the end of February 2015.

(9)	Any asset management and other fees incurred by NorthStar/RXR New York Metro will be shared equally between the Company and RXR Realty, as co-sponsors.

(10)
In October 2015, NorthStar/RXR New York Metro and NorthStar Income II each filed an amended registration statement with the SEC to offer an additional class of common shares. On October 16, 2015, NorthStar Income II’s registration statement was declared effective by the SEC.

(11)	The Company expects to begin raising capital for NorthStar/RXR New York Metro in the beginning of 2016.

(12)	Offering period subject to extension as determined by the board of directors of each Sponsored Company.
In addition to the Sponsored Companies described above, the Company is sponsoring the following additional companies:

•
NorthStar Corporate Income, Inc. (“NorthStar Corporate”) confidentially submitted an amended registration statement on Form N-2 to the SEC in June 2015. NorthStar Corporate seeks to raise up to $1.0 billion in a public offering of common stock. NorthStar Corporate is structured as a non-diversified, closed-end management investment company that intends to elect to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). NorthStar Corporate intends to invest in senior and subordinate loans to middle-market companies.

•
NorthStar Global Corporate Income Fund (“NorthStar Global”) filed an amended registration statement on Form N-2 with the SEC in October 2015. NorthStar Global seeks to raise up to $3.0 billion in a public offering of common

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

stock. NorthStar Global is structured as a non-diversified, closed-end management investment company that is registered under the Investment Company Act. NorthStar Global intends to invest in global corporate credit, including first and second lien loans, subordinated debt, bonds and structured credit.

•
NorthStar Real Estate Credit Fund (“NorthStar Credit Fund”) filed a registration statement on Form N-2 with the SEC in October 2015. NorthStar Credit Fund seeks to raise up to $3.0 billion in a public offering of common stock. NorthStar Credit Fund is structured as a CRE mortgage credit fund that is registered under the Investment Company Act. NorthStar Credit Fund intends to invest in a diversified portfolio of real estate and real estate-related investments, including CRE debt, select CRE equity investments and CRE securities.

NorthStar Corporate and NorthStar Global intend to engage OZ Institutional Credit Management LP (“OZ Credit Management”), an affiliate of Och-Ziff Capital Management Group, LLC (“Och-Ziff”), an alternative asset manager, to serve as the sub-advisor to manage NorthStar Corporate and NorthStar Global’s investments and oversee operations. Any asset management and other fees incurred by NorthStar Corporate and NorthStar Global will be shared between the Company and OZ Credit Management, as co-sponsors.
For the three months ended September 30, 2015 and 2014, the Company earned $27.7 million and $17.2 million, respectively, of asset management and other fees from the Sponsored Companies. For the nine months ended September 30, 2015 and 2014, the Company earned $79.5 million and $38.9 million, respectively, of asset management and other fees from the Sponsored Companies.
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
Payment of Costs and Expenses and Expense Allocation
In addition, the Company is entitled to certain expense allocations for costs paid on behalf of its Sponsored Companies which include: (i) reimbursement for organization and offering costs such as professional fees and other costs associated with the formation and offering of the Sponsored Company; and (ii) reimbursement for direct and indirect operating costs such as certain salaries, equity-based compensation and professional and other costs associated with managing the operations of the Sponsored Company. The following table presents a summary of the expense arrangements with the current Sponsored Companies, which are effective:

	NorthStar Income	NorthStar Healthcare	NorthStar Income II	NorthStar/RXR New York Metro
Organization and offering costs (1)	$11.0 million (2)	$22.5 million, or 1.5% of the proceeds expected to be raised from the offering (4)	$15.0 million, or 1.0% of the proceeds expected to be raised from the offering (4)	$30.0 million, or 1.5% of the proceeds expected to be raised from the offering (4)
Operating costs (3)	Greater of 2.0% of its average invested assets or 25.0% of its net income (net of 1.25% asset management fee)	Greater of 2.0% of its average invested assets or 25.0% of its net income (net of 1.00% asset management fee)	Greater of 2.0% of its average invested assets or 25.0% of its net income (net of 1.25% asset management fee)	Greater of 2.0% of its average invested assets or 25.0% of its net income (net of 1.25% asset management fee)
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
The following table presents receivables, related parties on the consolidated balance sheets as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015 (Unaudited)	December 31, 2014
NorthStar Realty:
Base management fee	$48,984	$41,395
Incentive fee	2,300	2,000
NorthStar Realty fees	51,284	43,395
Sponsored Companies:
Fees(1)	1,127	245
Other receivables	36,068	29,319
Subtotal Sponsored Companies (2)	37,195	29,564
Other(3)	1,436	4,667
Total (4)	$89,915	$77,626
________________________

(1)
Includes acquisition fees due from NorthStar Healthcare and NorthStar Income II of $0.4 million and $0.3 million, respectively, and disposition fees due from NorthStar Income of $0.4 million as of September 30, 2015.

(2)
As of September 30, 2015 and December 31, 2014, the Company had unreimbursed costs from the Sponsored Companies of $28.6 million and $23.0 million respectively, recorded as receivables, related parties on the consolidated balance sheets. For the three and nine months ended September 30, 2015, the Company allocated $10.9 million and $28.4 million to the Sponsored Companies, respectively, which is recorded as a reduction of general and administrative expense in its consolidated statements of operations.

(3)	Includes direct and indirect costs due from NorthStar Realty.

(4)	Subsequent to September 30, 2015, the Company received $49.0 million from the Managed Companies.
In addition, prior to the NSAM Spin-off, NorthStar Realty granted various non-executive personnel who were performing services for NorthStar Securities and its affiliates an interest in NorthStar Income’s initial advisor and its special unitholder affiliate (the “Advisor Interest”), which may entitle such personnel to participate in a portion of the advisory and incentive fees earned by such advisor and its special unitholder affiliate, if any. These non-executive personnel are only entitled to participate in the advisory and incentive fees after, among other things, NorthStar Securities has recovered its expenses and achieved certain return thresholds. The Advisor Interest currently represents approximately 6.0% of the ownership interest in such advisor and its special unitholder affiliate. For the nine months ended September 30, 2015, the amount to be paid for the Advisor Interest is $0.8 million.
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

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes selling commission and dealer manager fees, commission expense and net commission income for the three and nine months ended September 30, 2015 and 2014 (dollar in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Selling commission and dealer manager fees	$29,104	$27,149	$87,364	$61,010
Commission expense(1)	26,978	25,691	81,011	57,389
Net commission income (2)	$2,126	$1,458	$6,353	$3,621
________________________

(1)
Includes selling commission expense to NorthStar Securities employees. For the three months ended September 30, 2015 and 2014, the Company paid $3.2 million and $3.4 million, respectively. For the nine months ended September 30, 2015 and 2014, the Company paid $9.8 million and $7.4 million, respectively.

(2)	Excludes direct expenses of NorthStar Securities.
Other
A subsidiary of the Company is a rated special servicer by Standard & Poor’s and Fitch Ratings and receives special servicing fees for services related to certain securitization transactions. For the three months ended September 30, 2015 and 2014, the Company earned an immaterial amount of special servicing fees. For the nine months ended September 30, 2015 and 2014, the Company earned $0.8 million and $0.4 million of special servicing fees, respectively.

4.	Investments in Unconsolidated Ventures
The following is a description of the Company’s investments in unconsolidated ventures, all of which are currently accounted for under the equity method.
Distributed Finance
In June 2014, the Company acquired an interest in Distributed Finance, a marketplace finance platform, for $4.0 million. In addition to earning a proportionate share of net income, the Company will also earn a net 0.50% fee on any syndicated investments, a minimum base management fee of 1.0% and an incentive fee of 15.0% on contractually defined excess cash flows. As of September 30, 2015, the carrying value of the investment was $2.9 million. For the three months ended September 30, 2015 and 2014, the Company recognized in equity in losses, operating losses of $0.2 million and $0.1 million, respectively, related to start-up costs incurred by Distributed Finance. For the nine months ended September 30, 2015 and 2014, the Company recognized in equity in losses, operating losses of $0.7 million and $0.1 million, respectively, related to start-up costs incurred by Distributed Finance.
AHI Interest
In December 2014, the Company acquired the AHI Interest in AHI Newco, LLC (“AHI Ventures”), a direct wholly-owned subsidiary of American Healthcare Investors LLC (“AHI”) for $57.5 million, consisting of $37.5 million in cash and $20.0 million of the Company’s common stock, subject to certain lock-up and vesting restrictions ($10.0 million of the Company's common stock vested immediately). The Company’s investment in AHI Ventures is structured as a joint venture between the Company, the principals of AHI and James F. Flaherty III. The members of AHI are entitled to receive certain distributions of operating cash flow and certain promote fees in accordance with the allocations set forth in the joint venture agreement. As of September 30, 2015, the carrying value of the investment was $42.9 million. For the three months ended September 30, 2015, the Company recognized in equity in earnings, operating income of $0.7 million, which excludes $0.2 million of equity-based compensation expense and $2.3 million of depreciation and amortization expense. For the nine months ended September 30, 2015, the Company recognized in equity in earnings, operating income of $3.8 million, which excludes $1.8 million of equity-based compensation expense and $6.8 million of depreciation and amortization expense (refer to Note 5).
Island Interest
In January 2015, the Company acquired the Island Interest in Island Hospitality Group Inc. (“Island”) through Island Hospitality Joint Venture, LLC (“Island Ventures”), a subsidiary of Island JV Members Inc. (“Island Members”) for $37.7 million, consisting of $33.2 million in cash and $4.5 million of the Company’s common stock, subject to certain lock-up and vesting restrictions. The Company’s investment in Island Ventures is structured as a joint venture between the Company and Island Members. The members of Island Ventures are entitled to receive certain distributions of operating cash flow and certain promote fees in accordance with the allocations set forth in the joint venture agreement. As of September 30, 2015, the

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

carrying value of the investment was $41.7 million. For the three months ended September 30, 2015, the Company recognized in equity in earnings, operating income of $2.0 million. From closing to September 30, 2015, the Company recognized in equity in earnings, operating income of $4.7 million (refer to Note 5).

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
The Company provides services with regard to such areas as payroll, human resources and employee benefits, financial systems management, treasury and cash management, accounts payable services, telecommunications services, information technology services, property management services, legal and accounting services and various other corporate services to NorthStar Realty as it relates to its loan origination business for CRE debt.
Credit Agreement
In connection with the NSAM Spin-off, the Company entered into a revolving credit agreement with NorthStar Realty pursuant to which NorthStar Realty makes available to the Company, on an “as available basis,” up to $250.0 million of financing with a maturity of June 30, 2019 at LIBOR plus 3.50%. The revolving credit facility is unsecured. The Company expects to use the proceeds for general corporate purposes, including potential future acquisitions. In addition, the Company may use the proceeds to acquire assets on behalf of the Managed Companies that the Company intends to allocate to such Managed Company but for which such Managed Company may not then have immediately available funds. The terms of the revolving credit facility contain various representations, warranties, covenants and conditions, including the condition that NorthStar Realty’s obligation to advance proceeds to the Company is dependent upon NorthStar Realty and its affiliates having at least $100.0 million of either unrestricted cash and cash equivalents or amounts available under committed lines of credit, after taking into account the amount the Company seeks to draw under the facility. As of September 30, 2015, the Company had no borrowings outstanding under the credit agreement.
Healthcare Strategic Joint Venture
In January 2014, the Company entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc., focused on expanding the Company’s healthcare business into a preeminent healthcare platform (“Healthcare Strategic Partnership”). In connection with the partnership, Mr. Flaherty oversees and seeks to grow both NorthStar Realty’s healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In connection with entering into the partnership, NorthStar Realty granted Mr. Flaherty certain RSUs, half of which became the Company’s RSUs as a result of NorthStar Realty’s reverse stock split and the NSAM Spin-off (refer to Note 7). The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% above certain hurdles for new and existing healthcare real estate investments held by NorthStar Realty and NorthStar Healthcare. The partnership will also be entitled to any incentive fees earned from NorthStar Healthcare or any future healthcare non-traded vehicles sponsored by the Company, NorthStar Realty or any affiliates, as well as future healthcare non-traded vehicles sponsored by AHI Ventures. For the three and nine months ended September 30, 2015 and 2014, the Company did not earn incentive fees related to the Healthcare Strategic Partnership. On February 2, 2015, in connection with the completion of NorthStar Healthcare’s initial primary offering, the Company issued 20,305 RSUs to Mr. Flaherty.
AHI Venture
In connection with the AHI Interest, AHI Ventures provides certain asset management, property management and other services to affiliates of the Company assisting in managing the current and future healthcare assets (excluding any joint venture assets) of NorthStar Realty and other Sponsored Companies, including the assets formerly owned by Griffin-American Healthcare REIT II, Inc. (“Griffin-American”) and its former operating partnership, Griffin-American Healthcare REIT II Holdings, LP (“Griffin-America OP portfolio”). AHI Ventures receives a base management fee of $0.6 million per year plus 0.50% of the

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

equity invested by NorthStar Realty in future healthcare assets (excluding assets in the Griffin-American OP portfolio and other joint ventures) that AHI Ventures may manage. AHI Ventures may also participate in the incentive fees earned by the Company and its affiliates with respect to new and existing healthcare real estate investments held by NorthStar Realty and NorthStar Healthcare, including the Griffin-American OP portfolio, any future healthcare non-traded vehicles sponsored by the Company, NorthStar Realty or any affiliates, as well as any future healthcare non-traded vehicles sponsored by AHI Ventures. AHI Ventures would also be entitled to additional base management fees should it manage assets on behalf of any other Managed Companies. AHI Ventures also intends to directly or indirectly sponsor, co-sponsor, form, register, market, advise, manage and/or operate investment vehicles that are intended to invest primarily in healthcare real estate assets. In addition, Mr. Flaherty acquired a 12.3% interest, as adjusted, in AHI Ventures. For the three and nine months ended September 30, 2015, the Company paid $0.5 million and $0.7 million, respectively, of base management fees to AHI.
In April 2015, Griffin-American Healthcare REIT III, Inc., a vehicle managed by an affiliate of AHI, distributed shares of its common stock to the members of AHI Ventures, of which the Company received 0.2 million shares in connection with the distribution, which is recorded in other assets on the consolidated balance sheets.
Island Venture
Island is a leading, independent select service hotel management company that currently manages 161 hotel properties, representing $3.9 billion, of which 110 hotel properties are owned by NorthStar Realty. Island provides certain asset management, property management and other services to NorthStar Realty to assist in managing its hotel properties. Island receives a base management fee of 2.5% to 3.0% of the current monthly revenue of the NorthStar Realty hotel properties it manages for NorthStar Realty. For the three and nine months ended September 30, 2015, NorthStar Realty paid $4.7 million and $12.6 million, respectively, of base management and other fees to Island.
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
Impact of the Spin-offs
NorthStar Realty issued equity-based awards to directors, officers, employees, consultants and advisors pursuant to the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan, as amended and restated (the “NorthStar Realty Stock Plan”), and the NorthStar Realty Executive Incentive Bonus Plan, as amended (the “NorthStar Realty Plan” and collectively the “NorthStar Realty Equity Plans”). In addition, the Company issued equity-based awards to directors, officers, employees, consultants and advisors pursuant to the NorthStar Asset Management Group Inc. 2014 Omnibus Stock Incentive Plan (the “NSAM Stock Plan”) and the NorthStar Asset Management Group Inc. Executive Incentive Bonus Plan (the “NSAM Bonus Plan” and collectively, with the NSAM Stock Plan, the “NSAM Plans”).
All of the vested and unvested equity-based awards granted by NorthStar Realty prior to the NSAM Spin-off remained outstanding following the NSAM Spin-off. Appropriate adjustments were made to all awards to reflect the impact of NorthStar Realty’s reverse stock split and the NSAM Spin-off, as described below.
NorthStar Realty’s equity awards outstanding at the time of the NSAM Spin-off, including LTIP Units converted to common shares in connection with NorthStar Realty’s internal corporate reorganization, were adjusted to relate to an equal number of shares of the Company’s common stock or Deferred LTIP Units, as described below, but generally continue to remain, subject to the same vesting and other terms that applied prior to the NSAM Spin-off. Vesting conditions for outstanding awards were adjusted to reflect the impact of the NSAM Spin-off with respect to employment conditions for service-based awards and total stockholder return for performance-based awards. The shares of the Company’s common stock (representing LTIP Units previously issued by NorthStar Realty’s operating partnership prior to the NSAM Spin-off) that remain subject to vesting after

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

the NSAM Spin-off, as well as grants of shares of the Company’s common stock subject to time-based vesting issued by the Company since the time of the NSAM Spin-off, are herein referred to as restricted stock.
Deferred LTIP Units outstanding immediately prior to the NSAM Spin-off were equity awards issued by NorthStar Realty representing the right to receive either LTIP Units in NorthStar Realty’s successor operating partnership or, if such LTIP Units were not available by March 13, 2015, shares of NorthStar Realty common stock (subject to the same vesting conditions). On March 13, 2015, all of the Company’s outstanding Deferred LTIP Units were settled in LTIP Units in the Operating Partnership, or shares of restricted stock, which remain subject to the same vesting conditions that applied to the Deferred LTIP Units.
Following the NSAM Spin-off, NorthStar Realty and the compensation committee of its board of directors (the “NorthStar Realty Compensation Committee”) continue to administer all awards issued under the NorthStar Realty Equity Plans but the Company is obligated to issue shares of the Company’s common stock or other equity awards of its subsidiaries or make cash payments in lieu thereof and the Company is obligated to make cash payments with respect to dividend or distribution equivalent obligations relating to such shares to the extent required by such awards previously issued under the NorthStar Realty Equity Plans. These awards will continue to be governed by the NorthStar Realty Equity Plans, as applicable, and shares of the Company’s common stock issued pursuant to these awards will not be issued pursuant to, or reduce availability, under the NorthStar Realty Equity Plans.
In connection with the NSAM Spin-off, most of NorthStar Realty’s employees at the time of the NSAM Spin-off became employees of the Company except for executive officers, employees engaged in NorthStar Realty’s loan origination business at the time of the NSAM Spin-off and certain other employees that became co-employees of both the Company and NorthStar Realty.
The following summarizes the equity-based compensation plans and related expenses.
NorthStar Asset Management Plans
NSAM Stock Plan
In March 2014, the NorthStar Realty Compensation Committee approved the NSAM Stock Plan, which was subsequently adopted by the Company’s board of directors and approved by its sole stockholder at the time. The NSAM Stock Plan was administered by the NorthStar Realty Compensation Committee prior to the NSAM Spin-off and is administered by the Company’s compensation committee following the NSAM Spin-off. The NSAM Stock Plan provides flexibility to use various equity-based and cash incentive awards as compensation tools to motivate the Company’s workforce.
In anticipation of the NSAM Spin-off, on April 3, 2014, the Company granted an aggregate of 6,230,529 RSUs to its executive officers pursuant to the NSAM Stock Plan. The RSUs vest over four years and are subject to the achievement of performance-based vesting conditions and continued employment. 40% of these RSUs are performance-based awards and were subject to the achievement of performance-based hurdles relating to CAD of the Company and NorthStar Realty and capital raising of the Sponsored Companies, as well as continued employment through December 31, 2017 (“Performance RSUs”). 30% of these RSUs are market-based awards and are subject to the achievement of performance-based hurdles relating to the Company’s absolute total stockholder return and continued employment over a four-year period ended April 2, 2018 (“Absolute RSUs”). The remaining 30% of these RSUs are market-based awards and are subject to the achievement of performance-based hurdles based on the Company’s total stockholder return relative to the Russell 2000 Index and continued employment over a four-year period ended April 2, 2018 (“Relative RSUs”). With respect to these grants, the grant date fair value for the Performance RSUs, Absolute RSUs and Relative RSUs was $17.01, $10.22 and $16.21 per RSU, respectively. The grant date fair value was determined using a risk-free interest rate of 1.48%. In May 2014, the Company also granted an aggregate of 1,307,204 of the Performance RSUs, Absolute RSUs and Relative RSUs (net of forfeitures occurring prior to September 30, 2015) with substantially similar terms as the RSUs granted to executives in April 2014 to certain employees pursuant to the NSAM Stock Plan. With respect to these grants, the grant date fair value for the Performance RSUs, Absolute RSUs and Relative RSUs was $16.80, $9.95 and $16.29 per RSU, respectively. The grant date fair value of the Absolute RSUs and Relative RSUs was determined using a risk-free interest rate of 1.29%. In December 2014, the Company determined that the performance hurdles relating to the Performance RSUs were met. On December 31, 2014, the Performance RSUs were settled in shares of the Company’s common stock, of which 25% vested immediately and the remainder (in the form of restricted stock) will vest in equal installments on December 31, 2015, 2016 and 2017, subject to continued employment. On December 31, 2014, the Company retired 392,157 of the vested shares of common stock to satisfy the minimum statutory tax withholding requirements. The common stock retired to satisfy the withholding amounts was recorded as a reduction to additional paid-in capital with an offsetting payable recorded in accounts payable and accrued expenses. On December 31, 2014, the Absolute RSUs and Relative RSUs related to the executives were settled in shares of performance common stock. Upon vesting pursuant to the

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

terms of the Absolute RSUs and Relative RSUs, shares of performance common stock will automatically convert into shares of common stock and the executive will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each share of performance common stock that vests) on or after the date the shares of performance common stock were initially issued.
NSAM Bonus Plan
In March 2014, the NorthStar Realty Compensation Committee approved the NSAM Bonus Plan, which was subsequently adopted by the Company’s board of directors and approved by its sole stockholder. The NSAM Bonus Plan establishes the general parameters of the Company’s incentive bonus program for its executive officers. Pursuant to the NSAM Bonus Plan, for each plan year, the administrator will establish two bonus pools (an annual cash bonus pool and a long-term bonus pool), award a bonus pool percentage(s) to each participant with respect to such bonus pools and establish performance goals, vesting requirements and other terms and conditions applicable to such bonuses. The NSAM Bonus Plan was administered by the NorthStar Realty Compensation Committee prior to the NSAM Spin-off and is administered by the Company’s compensation committee following the NSAM Spin-off. Prior to the NSAM Spin-off, the NorthStar Realty Compensation Committee established bonus pools, awarded bonus pool percentages and established the performance goals, vesting requirements and other terms and conditions applicable to bonuses for 2014 under the NSAM Bonus Plan.
Pursuant to an employee matters agreement entered into in connection with the NSAM Spin-off, NorthStar Realty agreed to make the cash portion of any incentive payment to the Company employees for services performed in 2014 through the date of the NSAM Spin-off and as a result NorthStar Realty was responsible for paying approximately 50% of the 2014 annual cash and long-term bonuses earned under the NSAM Bonus Plan. Long-term bonuses for 2014 were paid in both Company and NorthStar Realty equity-based awards, subject to performance-based and time-based vesting conditions over the four-year performance period from January 1, 2014 through December 31, 2017. Approximately 31.65% of these long-term bonuses were subject to the achievement of performance-based hurdles relating to CAD of the Company and NorthStar Realty and capital raising of the Sponsored Companies in 2014 to be paid in shares of the Company’s common stock that vest 25% on each of December 31, 2014, 2015, 2016 and 2017, subject to continued employment. 18.35% of these long-term bonuses are performance-based awards to be paid in shares of performance common stock that are subject to vesting based on the achievement of performance-based hurdles relating to the Company’s absolute total stockholder return and continued employment over a four-year period. The remaining approximately 50% of long-term bonuses are being paid by NorthStar Realty.
In connection with the long-term bonuses for 2014, the Company determined that the performance hurdles for the approximately 31.65% of the long-term bonuses to be paid in shares of the Company’s common stock were met. On December 31, 2014, the Company paid this portion of the long-term bonus by issuing 795,107 shares of common stock, of which 25% vested immediately and the remainder (in the form of restricted stock) will vest in equal installments on December 31, 2015, 2016 and 2017, subject to continued employment. The Company retired 108,198 of the vested shares of common stock to satisfy the minimum statutory withholding requirements. In connection with the remainder of the long-term bonus to be paid by the Company, in February 2015, the Company issued an aggregate of 474,842 shares of performance common stock to executives, which are subject to vesting based on the Company’s absolute total stockholder return and continued employment over the four-year period ending December 31, 2017. With respect to these grants, the grant date fair value was $21.16 per share, which was determined using a risk-free interest rate of 1.00%. Upon vesting, these shares of performance common stock will automatically convert into shares of common stock and the executives will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each share of performance common stock that vests) on or after January 1, 2015. In February 2015, the Company also granted 634,775 shares of common stock, net of forfeitures through September 30, 2015, to certain non-executive employees, subject to time based vesting conditions through January 29, 2018.
NorthStar Realty Equity Plans
In connection with the NSAM Spin-off, the Company issued the following related to the NorthStar Realty Equity Plans that remain outstanding as of September 30, 2015: 174,055 shares of restricted stock, net of forfeitures, which remain subject to vesting; 1,126,436 LTIP Units, net of forfeitures and conversions, of which 732,347 remain subject to vesting; and 1,205,210 RSUs related to executives only, which remain subject to vesting based on performance and continued employment. On December 31, 2014, the performance hurdle for an incremental 762,898 of RSUs was met pursuant to NorthStar Realty’s bonus plan for 2011. To settle these RSUs, on January 1, 2015 the Company issued 49,149 shares of common stock, net of the minimum statutory tax withholding requirements and the Company issued 665,747 Deferred LTIP Units, which subsequently settled to LTIP Units with the creation of the Operating Partnership on March 13, 2015.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Issuances
Healthcare Strategic Joint Venture
In connection with entering into the Healthcare Strategic Partnership, NorthStar Realty granted Mr. Flaherty 500,000 RSUs on January 22, 2014, adjusted to reflect NorthStar Realty’s reverse stock split in 2014, which vest on January 22, 2019, unless certain conditions are met. In connection with the NSAM Spin-off, the RSUs granted to Mr. Flaherty were adjusted to also relate to an equal number of shares of the Company’s common stock. The RSUs are entitled to dividend equivalents prior to vesting and may be settled either in shares of common stock of the Company or in cash at the option of the Company. Mr. Flaherty is also entitled to incremental grants of the Company’s common stock subject to certain conditions being met pursuant to a separate contractual arrangement entered into in connection with the Healthcare Strategic Partnership. On February 2, 2015, in connection with the completion of NorthStar Healthcare’s initial public offering and the services Mr. Flaherty provides to the Healthcare Strategic Partnership, the Company issued 20,305 incremental RSUs to Mr. Flaherty, which vest on the third anniversary of the grant date, unless certain conditions are met.
AHI
On December 8, 2014, the Company acquired an interest in AHI for $37.5 million in cash and $20.0 million of common stock, representing 956,462 shares. In connection with this acquisition, the Company required the seller to subject one-half of these shares to forfeiture conditions that lapse based on the continued service to AHI of its three principals, with forfeiture conditions with respect to 50% of these shares lapsing two years after the closing date of the Company’s acquisition and the remaining 50% lapsing five years after the closing date. As a result of this vesting arrangement, $10.0 million of common stock (or 478,231 shares) subject to this arrangement is treated as a contingent consideration arrangement tied to continued employment of the AHI principals as an incentive to remain as employees of AHI. As such, this contingent consideration arrangement is accounted for separately as a compensatory arrangement with amortization of such equity award being recorded by the Company through equity in earnings. The AHI principals are also entitled to incremental grants of the Company’s common stock subject to certain conditions being met pursuant to a separate contractual arrangement entered into in connection with the Company’s AHI investment. For the three and nine months ended September 30, 2015, no incremental awards were issued. The Company will contribute $2.0 million in shares related to equity incentives for AHI’s employees for 2015 and 2016.
Summary
As of September 30, 2015, an aggregate of 26,358,957 shares of the Company’s common stock were reserved for the issuance of awards under the 2014 NSAM Plan, subject to equitable adjustment upon the occurrence of certain corporate events, provided that this number automatically increases each January 1st by 2% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31st.
Equity-based compensation expense for the nine months ended September 30, 2014 includes: (i) the Company’s results of operations for the three months ended September 30, 2014, which represents the activity following the NSAM Spin-off; and (ii) the Company’s results of operations for the six months ended June 30, 2014, which represents a carve-out of its historical financial information including revenues and expenses allocated to the Company, related to NorthStar Realty’s historical asset management business. The allocation is based on an estimate had the Company’s asset management business been run as an independent entity and was determined principally based on relative head count and management’s knowledge of NorthStar Realty’s operations.
The following table presents equity-based compensation expense for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
NSAM spin grants(1)	$7,645	$12,349	$22,736	$12,349
NSAM bonus plan	3,472	—	8,690	—
NorthStar Realty bonus plan(2)	3,341	4,192	10,701	17,937	(3)
Other(4)	100	—	1,051	—
Total	$14,558	$16,541	$43,178	$30,286
__________________

(1)	Represents equity-based compensation expense for one-time grants issued related to the NSAM Spin-off.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(2)	Represents equity-based compensation expense related to annual grants issued by NorthStar Realty prior to the NSAM Spin-off.

(3)	The nine months ended September 30, 2014 includes for the six months ended June 30, 2014, an allocation of equity-based compensation expense prior to the NSAM Spin-off of $13.7 million.

(4)	The three and nine months ended September 30, 2015 include $0.1 million and $0.3 million of dividends associated with non-employees.

The following table presents a summary of LTIP Units and unvested restricted stock. The balance as of September 30, 2015 represents LTIP Units whether vested or not that are outstanding and unvested shares of restricted stock (grants in thousands):

	Nine Months Ended September 30, 2015
	Restricted Stock	LTIP Units		Total Grants	Weighted Average Grant Price
January 1, 2015	4,104	1,135	(1)	5,239	$22.12
New grants	812	666		1,478	23.12
Conversions	—	(7)		(7)	15.51
Vesting of restricted stock post-spin	(617)	—		(617)	14.27
Forfeited or canceled grants	(23)	(2)		(25)	19.27
September 30, 2015	4,276	1,792		6,068	$23.18
___________________

(1)	Represents Deferred LTIP Units that settled into LTIP Units on March 13, 2015.
As of September 30, 2015, equity-based compensation expense to be recognized over the remaining vesting period through December 2019 is $107.3 million, provided there are no forfeitures.

8.	Stockholders’ Equity
NSAM Spin-off
In connection with the NSAM Spin-off, NorthStar Realty distributed to its common stockholders all of the common stock of the Company in a pro rata distribution of one share of the Company common stock for each share of NorthStar Realty common stock.
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
Performance Common Stock
The Company is currently authorized to issue 1.6 billion shares of capital stock, of which 500 million shares are designated as performance common stock, par value $.01 per share. In connection with the performance-based component of the 2014 long-term bonus to be paid by the Company, in February 2015, the Company issued an aggregate of 474,842 shares of performance common stock to executives.
Share Repurchase
In April 2015, the Company’s board of directors authorized the repurchase of up to $400 million of its outstanding common stock. The authorization expires in April 2016, unless otherwise extended by the Company’s board of directors. As of September 30, 2015, the Company repurchased 261,600 shares of its common stock for approximately $5.0 million.
Call Spread
In September 2015, the Company entered into a call spread transaction (the “Call Spread”) with a third-party counterparty related to its share repurchase program. In connection with the Call Spread, certain subsidiaries of the Company purchased and sold a call option on the Company’s common stock with a notional amount of $100.0 million with various expiration dates beginning in December 2018 and a final maturity date in February 2019. The obligation to the counterparty under the sold call option are guaranteed by the Company. In October 2015, the Company paid a net premium of $16.0 million, which is recorded

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

in accounts payable and accrued expenses on the Company’s consolidated balance sheet and as a reduction in paid-in capital as of September 30, 2015.
At its election, the Company can exercise the purchased call option on a cash basis, share basis or a net share basis. Upon exercise, the net value of the consideration is identical and can range from zero to approximately $40.0 million, depending upon the market price per share of the Company’s common stock at the time.  In the event there is an early unwind of one or more components of the Call Spread, the amount of cash to be received or paid by the Company will depend upon the Company’s market price of the Company’s common stock and the remaining term of the Call Spread. The number of shares and the strike prices are subject to customary adjustments.
Earnings Per Share
Basic and diluted earnings per share and the average number of common shares outstanding were calculated using the number of common stock outstanding immediately following the NSAM Spin-off on June 30, 2014. The Company presents common shares issued in connection with the NSAM Spin-off as if it had been outstanding for all periods presented, similar to a stock split. The following table presents EPS for the three and nine months ended September 30, 2015 and 2014 (dollars and shares in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) attributable to NorthStar Asset Management Group Inc. common stockholders	$41,173	$18,744	$100,965	$(11,808)
Less: Earnings (loss) allocated to unvested participating securities	(1,440)	—	(3,383)	—
Numerator for basic income (loss) per share	39,733	18,744	97,582	(11,808)
Add: Undistributed earnings allocated to participating nonvested shares	804	—	1,530	—
Less: Undistributed earnings reallocated to participating nonvested shares	(522)	—	(1,352)	—
Net income (loss) attributable to LTIP Units non-controlling interests	381	—	771	—
Numerator for diluted income (loss) per share	$40,396	$18,744	$98,531	$(11,808)

Denominator:
Weighted average number of shares of common stock	189,423	188,634	189,524	188,609
Incremental diluted shares	4,378	4,976	4,296	—
Weighted average number of diluted shares(1)	193,801	193,610	193,820	188,609
Earnings (loss) per share:
Basic	$0.21	$0.10	$0.51	$(0.06)
Diluted	$0.21	$0.10	$0.51	$(0.06)
_______________________

(1)
Diluted EPS excludes the effect of equity-based awards issued that were not dilutive for the periods presented. These instruments could potentially impact diluted EPS in future periods, depending on changes in the Company’s stock price and other factors.

Dividends
The following table presents dividends declared (on a per share basis) for the nine months ended September 30, 2015:

Common Stock
Declaration Date	Dividend Per Share
February 25	$0.10
May 5	$0.10
August 4	$0.10

9.	Non-controlling Interests
Operating Partnership
Non-controlling interests includes the aggregate LTIP Units held by limited partners (the “Unit Holders”) in the Operating Partnership. Net income (loss) attributable to the non-controlling interest is based on the weighted average Unit Holders’ ownership percentage of the Operating Partnership for the respective period. The issuance of additional common stock or LTIP Units changes the percentage ownership of both the Unit Holders and the Company. Since an LTIP Unit is generally redeemable for cash or common stock at the option of the Company, it is deemed to be equivalent to common stock. Therefore,

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and non-controlling interests on the accompanying consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership. On a quarterly basis, the carrying value of such non-controlling interest is allocated based on the number of LTIP Units held by Unit Holders in total in proportion to the number of LTIP Units in total plus the number of shares of common stock. In connection with the formation of the Operating Partnership, the Company recorded a non-controlling interest of $4.4 million related to LTIP Units. As of September 30, 2015, 1,792,183 LTIP units were outstanding, representing a 1.0% ownership and non-controlling interest in the Operating Partnership. Income attributable to the Operating Partnership non-controlling interest for the three and nine months ended September 30, 2015 was $0.4 million and $0.8 million, respectively.
10.     Income Taxes
Subsequent to the NSAM Spin-off, the Company became subject to both domestic and international income tax, as such, there was no income tax (benefit) expense for the six months ended June 30, 2014. On March 13, 2015, the Company restructured by converting, under Delaware law, an existing limited liability company disregarded as separate from the Company for federal income tax purposes to a Delaware limited partnership and admitting as limited partners LTIP Unit Holders, forming the Company’s new Operating Partnership. The Operating Partnership is treated as a partnership for federal income tax purposes and consequently, its items of income gain, loss, deduction and credit are passed through to, and included in, the taxable income of each of its partners including the Company. For the period prior to March 13, 2015, the Company and its U.S. subsidiaries will file consolidated federal income tax returns.
For the three months ended September 30, 2015 and 2014, the Company had a $3.8 million income tax benefit and incurred $6.1 million of income tax expense, respectively, which is based on a full year estimated effective tax rate of approximately 14.0% and 24.5%, respectively. For the nine months ended September 30, 2015, the Company incurred $16.2 million of income tax expense. The Company did not incur taxes for the six months ended June 30, 2014. The Company operates internationally and domestically through multiple operating subsidiaries. Each of the jurisdictions in which the Company operates has its own tax law and tax rate and the tax rate outside the United States may be lower than the U.S. federal statutory income tax rate.

11.	Segment Reporting
The Company conducts its asset management business through the following five segments, which are based on how management reviews and manages its business:

•
NorthStar Realty - Provide asset management and other services on a fee basis by managing the day-to-day activities of NorthStar Realty. The Company began earning fees from NorthStar Realty on July 1, 2014.

•	Sponsored Companies - Provide asset management and other services on a fee basis by managing the day-to-day activities of the Sponsored Companies.

•	Broker-dealer - Raise capital in the retail market through NorthStar Securities and earn dealer manager fees from the Sponsored Companies.

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
The consolidated financial statements for the three months ended September 30, 2015 and 2014 and nine months ended September 30, 2015 represent the Company subsequent to the NSAM Spin-off of NorthStar Realty’s historical asset management business of managing the Sponsored Companies, owning NorthStar Securities and operating its special servicing business. The nine months ended September 30, 2014 includes: (i) the Company’s results of operations for the three months ended September 30, 2014, which represents the activity following the NSAM Spin-off; and (ii) the Company’s results of operations for the six months ended June 30, 2014, which represents a carve-out of its historical financial information including revenues and expenses allocated to the Company, related to NorthStar Realty’s historical asset management business. Expenses also included an allocation of indirect expenses from NorthStar Realty, including salaries, equity-based compensation and other general and administrative expenses (primarily occupancy and other costs) based on an estimate had NorthStar Realty’s historical asset management business been run as an independent entity. This allocation method was principally based on

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

relative headcount and management’s knowledge of NorthStar Realty’s operations. Additionally, periods prior to June 30, 2014 did not reflect the management agreement the Company entered into with NorthStar Realty effective July 1, 2014.
The following tables present segment reporting for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

Statement of Operations:
Three months ended September 30, 2015	NorthStar Realty	Sponsored Companies	Broker Dealer(1)	Direct Investments		Corporate/Other	Total
Asset management and other fees, related parties	$51,284	$27,710	$—	$—		$—	$78,994
Selling commission and dealer manager fees, related parties	—	—	29,104	—		—	29,104
Commission expense	—	—	26,978	—		—	26,978
Salaries and related expense	—	—	1,785	—		17,063	18,848
Equity-based compensation expense	—	—	—	—		14,558	14,558
Other general and administrative expenses	—	—	2,046	—		5,518	7,564
Equity in earnings (losses) of unconsolidated ventures	—	—	—	(56)		—	(56)
Income tax benefit (expense)	—	—	—	—		3,825	3,825
Net income (loss)	51,284	27,710	(1,684)	(56)	(2)	(35,700)	41,554
_______________

(1)	Direct general and administrative expenses incurred by the broker dealer.

(2)
For the three months ended September 30, 2015, the Company recognized in equity in losses, operating income of $2.4 million, which excludes $0.2 million of equity-based compensation expense and $2.3 million of depreciation and amortization expense.

Statement of Operations:
Three months ended September 30, 2014	NorthStar Realty	Sponsored Companies(2)	Broker Dealer(1)	Corporate/Other(2)	Total
Asset management and other fees, related parties	$39,363	$17,158	$—	$—	$56,521
Selling commission and dealer manager fees, related parties	—	—	27,149	—	27,149
Commission expense	—	—	25,691	—	25,691
Salaries and related expense	—	—	1,693	7,977	9,670
Equity-based compensation expense	—	—	—	16,541	16,541
Other general and administrative expenses	—	—	1,999	4,509	6,508
Income tax benefit (expense)	—	—	—	(6,087)	(6,087)
Net income (loss)	39,363	17,158	(2,257)	(35,520)	18,744
_______________

(1)	Direct general and administrative expenses incurred by the broker dealer.

(2)
In the fourth quarter of 2014, the Company refined its Sponsored Company's and Corporate segments to conform with its management of such businesses.  Accordingly, certain fees that previously eliminated in consolidation between these segments are recorded within the Corporate segment.  In consolidation, the intercompany fees continue to be eliminated. The Company has reclassified the prior period segment financial results to conform to the current year presentation.

Statement of Operations:
Nine months ended September 30, 2015	NorthStar Realty(1)	Sponsored Companies	Broker Dealer(2)	Direct Investments		Corporate/Other	Total
Asset management and other fees, related parties	$151,280	$79,451	$—	$—		$—	$230,731
Selling commission and dealer manager fees, related parties	—	—	87,364	—		—	87,364
Commission expense	—	—	81,011	—		—	81,011
Salaries and related expense	—	—	5,725	—		42,973	48,698
Equity-based compensation expense	—	—	—	—		43,178	43,178
Other general and administrative expenses	—	—	6,859	—		16,065	22,924
Equity in earnings (losses) of unconsolidated ventures	—	—	—	(836)		—	(836)
Income tax benefit (expense)	—	—	—	—		(16,168)	(16,168)
Net income (loss)	151,280	79,451	(6,234)	(836)	(3)	(121,925)	101,736
_______________

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1)	The Company began earning fees on July 1, 2014, in connection with the management agreement with NorthStar Realty (refer to Note 3).

(2)	Direct general and administrative expenses incurred by the broker dealer.

(3)
For the nine months ended September 30, 2015, the Company recognized in equity in losses, operating income of $7.7 million, which excludes$1.8 million of equity-based compensation expense and $6.8 million of depreciation and amortization expense.

Statement of Operations:
Nine months ended September 30, 2014	NorthStar Realty(1)	Sponsored Companies(3)	Broker Dealer(2)	Corporate/Other(2)(3)	Total
Asset management and other fees, related parties	$39,363	$38,937	$—	$—	$78,300
Selling commission and dealer manager fees, related parties	—	—	61,010	—	61,010
Commission expense	—	—	57,389	—	57,389
Salaries and related expense	—	—	5,053	16,941	21,994
Equity-based compensation expense	—	—	—	30,286	30,286
Other general and administrative expenses	—	—	6,081	4,711	10,792
Income tax benefit (expense)	—	—	—	(6,087)	(6,087)
Net income (loss)	39,363	38,937	(7,583)	(82,525)	(11,808)
_______________

(1)	The Company began earning fees on July 1, 2014, in connection with the management agreement with NorthStar Realty (refer to Note 3).

(2)	Direct general and administrative expenses incurred by the broker dealer.

(3)
In the fourth quarter of 2014, the Company refined its Sponsored Company's and Corporate segments to conform with its management of such businesses.  Accordingly, certain fees that previously eliminated in consolidation between these segments are recorded within the Corporate segment.  In consolidation, the intercompany fees continue to be eliminated. The Company has reclassified the prior period segment financial results to conform to the current year presentation.

The following table presents total assets by segment as of September 30, 2015 and December 31, 2014 (dollars in thousands):

Total Assets	NorthStar Realty(1)	Sponsored Companies(1)	Broker Dealer	Direct Investments	Corporate/Other	Total
September 30, 2015	$56,234	$60,662	$13,128	$87,493	$129,512	$347,029
December 31, 2014	$60,909	$29,458	$17,868	$54,480	$101,154	$263,869

__________________

(1)
Primarily represents the receivable, related parties as of September 30, 2015 and December 31, 2014, respectively. Subsequent to September 30, 2015, the Company received $49.0 million of reimbursements from the Managed Companies.

12.	Subsequent Events
Dividends
On November 3, 2015, the Company declared a dividend of $0.10 per share of common stock. The common stock dividend will be paid on November 20, 2015 to stockholders of record as of the close of business on November 16, 2015.
Townsend
On October 15, 2015, the Company entered into a definitive agreement to acquire an approximate 85% interest in Townsend, a leading global provider of investment management and advisory services focused on real assets. Founded in 1983, Townsend is the manager or advisor to approximately $180 billion of real assets. Townsend’s management team will own the remainder of the business and will continue to direct day-to-day operations. The Company will acquire the interest in Townsend for approximately $380.0 million. The Company obtained a commitment for $500.0 million of financing from a third party which will be used to fund the transaction and for general corporate purposes, including repurchases of its common stock. The transaction is expected to close in early 2016. There is no assurance we will consummate this transaction on the terms contemplated, or at all.

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
Introduction
We are a global asset management firm focused on strategically managing real estate and other investment platforms in the United States and internationally. We commenced operations on July 1, 2014 upon the spin-off by NorthStar Realty Finance Corp., or NorthStar Realty, of its asset management business into a separate publicly-traded company, NorthStar Asset Management Group Inc. (NYSE: NSAM), a Delaware corporation, or the NSAM Spin-off. The NSAM Spin-off was in the form of a tax-free distribution to NorthStar Realty’s common stockholders where each NorthStar Realty common stockholder received shares of our common stock on a one-for-one basis. At the same time, NorthStar Realty became externally managed by our affiliate through a management contract with an initial term of 20 years. NorthStar Realty continues to operate its commercial real estate, or CRE, debt origination business. Most of NorthStar Realty’s employees at the time of the NSAM Spin-off became our employees.
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
As of September 30, 2015, we had $38 billion of assets under management, adjusted for commitments to acquire certain investments by our Managed Companies and for our Townsend acquisition (see below). In addition, to date, we invested, or committed to invest, $100 million in direct investments in entities that manage $10 billion across a variety of asset classes.
Spin-off of NorthStar Realty’s European Real Estate Business
On October 31, 2015, NorthStar Realty completed the previously announced spin-off of its European real estate business, or the NRE Spin-off, into a separate publicly-traded real estate investment trust, or REIT, NorthStar Realty Europe Corp., or NorthStar Europe, in the form of a taxable distribution. NorthStar Realty contributed to NorthStar Europe approximately $2.6 billion of European real estate, at cost (excluding NorthStar Realty’s European healthcare properties), comprised of 52 properties spanning across some of Europe’s top markets and $250 million of cash. We will manage NorthStar Europe pursuant to a long-term management agreement, on substantially similar terms as our management agreement with NorthStar Realty.
NorthStar Realty and NorthStar Europe are herein collectively referred to as our NorthStar Listed Companies.
Summary of Business
Our primary business lines are as follows:

•
NorthStar Listed Companies - Provide asset management and other services on a fee basis by managing the day-to-day activities of our NorthStar Listed Companies. We began earning fees from NorthStar Realty on July 1, 2014 and NorthStar Europe on November 1, 2015.

•	Sponsored Companies - Provide asset management and other services on a fee basis by managing the day-to-day activities of our Sponsored Companies.

•	Broker-dealer - Raise capital in the retail market through NorthStar Securities and earn dealer manager fees from our Sponsored Companies.

•
Direct Investments - Invest in strategic partnerships and joint ventures with third-parties with expertise in commercial real estate or other sectors and markets, where we benefit from the fee stream and potential incentive fee or promote.

Our Business
Our primary business objective is to provide asset management and other services by managing our NorthStar Listed Companies and our Sponsored Companies, both in the United States and internationally. We earn asset management, incentive and other fees pursuant to management and other contracts and direct investments. Our growth will depend upon the ability of our NorthStar Listed Companies and our Sponsored Companies to grow by raising capital, which in turn is driven by their investment activities and overall performance. In addition, growth in our assets under management for our Sponsored Companies is impacted by the ability to raise capital in the retail market through our captive broker-dealer platform. Our Managed Companies have historically invested in the CRE industry and have demonstrated the ability to invest and create value through multiple real estate cycles and changing market conditions. We seek to further expand the scope of our asset management business beyond real estate organically by creating and managing additional and different types of investment vehicles that should appeal to a more broad retail investor base. For instance, we confidentially submitted a registration statement with the SEC to co-manage a business development company, or BDC, with OZ Institutional Credit Management LP, or OZ Credit Management, an affiliate of Och-Ziff Capital Management Group, LLC, or Och-Ziff, that will invest in senior and subordinate loans to middle-market companies. In addition, we have registered, with the SEC, two closed ended funds and are exploring an open ended mutual fund focused on equity securities.
As we grow our business, as well as expand into new asset classes and geographies, we have entered into strategic partnerships and joint ventures with third parties with expertise in commercial real estate or other sectors and markets to augment our business operations while at the same time benefiting from fee streams generated by such strategic partnerships and joint ventures, including our acquisition of Townsend (refer to the below and Recent Developments).
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
Assets of our Managed Companies grew significantly over the past several years driven by our ability to raise capital for NorthStar Realty and our Sponsored Companies and in turn effectively deploy such capital. In addition, our assets under management have increased due to our recently announced acquisition of Townsend Holdings LLC, or Townsend. The following table presents the investments of our Managed Companies and assets under management of our current and pending consolidated direct investments as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015 (1)(2)		December 31, 2014
	Amount	Percentage	Amount	Percentage
NorthStar Listed Companies
NorthStar Realty	$16,475,716	43.5%	$15,886,945	73.2%
NorthStar Europe	2,496,532	6.6%	1,984,230	9.1%
Subtotal NorthStar Listed Companies	18,972,248	50.1%	17,871,175	82.3%
Sponsored Companies
NorthStar Income	2,010,862	5.3%	2,183,570	10.1%
NorthStar Healthcare	2,844,399	7.5%	1,097,729	5.1%
NorthStar Income II	1,271,275	3.4%	533,063	2.5%
Subtotal Sponsored Companies	6,126,536	16.2%	3,814,362	17.7%
Subtotal Managed Companies	25,098,784	66.3%	21,685,537	100.0%
Consolidated direct investments
Townsend(3)	12,776,996	33.7%	—	—%
Total	$37,875,780	100.0%	$21,685,537	100.0%
__________________

(1)	Adjusted for acquisitions and commitments to purchase through November 4, 2015.

(2)	Based on investments reported by each Managed Company, except for NorthStar Realty, which excludes NorthStar Healthcare’s proportionate interest in healthcare joint ventures.

(3)
On October 15, 2015, we entered into a definitive agreement to acquire Townsend for approximately $380 million. There is no assurance we will consummate this transaction on the terms contemplated, or at all.

We have also invested in indirect investments through strategic partnerships and joint ventures. The following table presents the assets under management of our investments in unconsolidated ventures as of September 30, 2015 (dollars in millions):

	Assets Under Management	Primary Business	Ownership Interest
AHI(1)	$6,000	Healthcare real estate management	43%
Island(2)	3,904	Select service hotels management	45%
Distributed Finance(3)	—	Marketplace finance platform	50%
Total	$9,904
_________________

(1)	In December 2014, we acquired an interest in American Healthcare Investors LLC, or AHI, for $58 million, consisting of $38 million in cash and $20 million of our common stock.

(2)	In January 2015, we acquired an interest in Island Hospitality Group Inc., or Island, for $38 million, consisting of $33 million in cash and $5 million of our common stock.

(3)	In June 2014, we acquired an interest in Distributed Finance Corporation, or Distributed Finance, for $4 million.
In connection with these investments, we earn fees and may be entitled to certain incentive fees. In addition, AHI and Island provide certain asset management, property management and other services to us to assist in managing the current and future assets of our Managed Companies.
NorthStar Listed Companies
We provide asset management and other services on a fee basis to our NorthStar Listed Companies.

•
NorthStar Realty - NorthStar Realty is a diversified commercial real estate company with 85% of its total assets invested in real estate, of which 76% is invested in direct real estate investments including healthcare, hotel, manufactured housing communities, net lease, multifamily and multi-tenant office properties. In addition, NorthStar Realty originates, structures, acquires and manages senior and subordinate debt investments and invests in CRE securities. NorthStar Realty has grown its business by raising capital and deploying such capital effectively. To date in 2015, NorthStar Realty issued aggregate capital of $1.3 billion. In 2014, NorthStar Realty issued aggregate net capital of $2.6 billion, including $1.3 billion from the issuance of common equity (including the remaining shares issued under a forward sale agreement in February 2015 for net proceeds of $122 million), $1.1 billion as part of the consideration for the merger of Griffin-American Healthcare REIT II, Inc., or Griffin-American, and $242 million from the issuance of preferred equity.

•
NorthStar Europe - NorthStar Europe is a newly-formed European commercial real estate company that has the ability to invest in a broad spectrum of European CRE with a current focus on office properties and seeks to generate attractive risk-adjusted returns and stable cash flow for distribution to stockholders and in turn build long-term franchise value. On October 31, 2015, NorthStar Realty completed the NRE Spin-off. NorthStar Realty contributed to NorthStar Europe approximately $2.6 billion of European real estate, at cost (excluding NorthStar Realty’s European healthcare properties), comprised of 52 properties spanning across some of Europe’s top markets and $250 million of cash. We manage NorthStar Europe pursuant to a long-term management agreement, on substantially similar terms as our management agreement with NorthStar Realty.

Management Agreements
In connection with the NRE Spin-off, we entered into a management agreement with NorthStar Europe on terms substantially consistent with the terms of our management agreement with NorthStar Realty. Our management agreement with NorthStar Realty was amended and restated in connection with the NRE Spin-off to, among other things, commensurately adjust the annual base management fee and incentive fee hurdles for the NRE Spin-off.
The management agreements with NorthStar Realty and NorthStar Europe are for initial terms of 20 years, which will be automatically renewed for additional 20-year terms each anniversary thereafter unless earlier terminated and provide for a base management fee and incentive fee. The following table presents a summary of the fee arrangements with our NorthStar Listed Companies:

	NorthStar Realty	NorthStar Europe
Commencement date	July 1, 2014	November 1, 2015
Current in place annual base management fee(1)(2)	$186 million	$14 million
Incentive fee hurdle to CAD per share(3)
15%	excess of $0.68 and up to $0.78(4)	excess of $0.30 and up to $0.36
25%	excess of $0.78(4)	excess of $0.36
Base management fee
Three months ended September 30, 2015	$49 million	(5)
Nine months ended September 30, 2015	$143 million	(5)
Incentive fee
Three months ended September 30, 2015	$2 million	(5)
Nine months ended September 30, 2015	$9 million	(5)
__________________

(1)	As of November 4, 2015.

(2)
The base management fee will increase by an amount equal to 1.5% per annum of the sum of: the cumulative net proceeds of all future common equity and preferred equity issued, equity issued in exchange or conversion of exchangeable senior notes based on the stock price at the date of issuance and any other issuances of common equity, preferred equity or other forms of equity, including but not limited to limited partnership interests in the NorthStar Realty or NorthStar Europe Operating Partnerships, which are structured as profits interests, or LTIP Units (excluding equity-based compensation, but including issuances related to an acquisition, investment, joint venture or partnership) by NorthStar Realty and NorthStar Europe and cumulative cash available for distribution, or CAD, of NorthStar Realty and NorthStar Europe, in excess of cumulative distributions paid on common stock, LTIP units or other equity awards beginning the first full calendar quarter after the NSAM Spin-off and NRE Spin-off, respectively. In addition, NorthStar Realty’s equity interest in RXR Realty LLC, or RXR Realty, and Aerium Group is structured so that we are entitled to the portion of distributable cash flow from each investment in excess of the $10 million minimum annual base amount.

(3)
The incentive fee is calculated by the product of 15% or 25% and CAD before such incentive fee, divided by the weighted average shares outstanding for the calendar quarter, when such amount is within a certain hurdle multiplied by the weighted average shares outstanding of NorthStar Realty and NorthStar Europe for the calendar quarter. Weighted average shares represents the number of shares of NorthStar Realty’s and NorthStar Europe’s common stock, LTIP Units or other equity-based awards (with some exclusions), outstanding on a daily weighted average basis.

(4)    After giving effect to NorthStar Realty’s reverse stock split and the amendment to our management agreement with NorthStar Realty.

(5)	The management contract with NorthStar Europe commenced on November 1, 2015, and as such, there were no base management or incentive fees earned for the periods presented.
Additional NorthStar Listed Companies’ Management Agreement Terms

•	20-year initial term, which will be automatically renewed for additional 20-year terms each anniversary thereafter unless earlier terminated for “cause.”

•
If NorthStar Realty or NorthStar Europe were to spin-off any asset or business in the future, such entity would be managed by us on terms substantially similar to those set forth in the management agreements between us and NorthStar Realty and NorthStar Europe, respectively. The management agreements further provide that the aggregate base management fee in place immediately after any future spin-off will not be less than the aggregate base management fee in place at NorthStar Realty or NorthStar Europe, as the case may be, immediately prior to such spin-off.

Payment of Costs and Expenses and Expense Allocation
NorthStar Realty and NorthStar Europe are each responsible for all of their direct costs and expenses and will reimburse us for costs and expenses incurred by us on their behalf. In addition, we may allocate indirect costs to NorthStar Realty and NorthStar Europe related to employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, NorthStar Realty’s and NorthStar Europe’s management agreements with us, or the G&A Allocation. Our management agreements with NorthStar Realty and NorthStar Europe provide that the amount of the G&A Allocation will not exceed the following: (i) 20% of the combined total of: (a) NorthStar Realty’s and NorthStar Europe’s general and administrative expenses as reported in their consolidated financial statements excluding: (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to us under the terms of the applicable management agreement and (4) any allocation of expenses from us or our NorthStar Listed Companies’ G&A; and (b) our general and administrative expenses as reported in our consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any of our Managed Companies, less (ii) our NorthStar Listed Companies’ G&A. The G&A Allocation may include NorthStar Realty’s and NorthStar Europe’s allocable share of our compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing NorthStar Realty’s or NorthStar Europe’s affairs, based upon the percentage of time devoted by such personnel to NorthStar Realty’s and NorthStar Europe’s affairs. The G&A Allocation may also include rental and occupancy, technology, office supplies and other general and administrative costs and expenses. In addition, NorthStar Realty and NorthStar Europe will pay directly or reimburse us for an allocable portion of any severance paid pursuant to any employment, consulting or similar service agreements in effect between us and any of our executives, employees or other service providers.
In connection with the NRE Spin-off and the related amendments to our management agreement with NorthStar Realty, NorthStar Realty’s obligation to reimburse us for the G&A Allocation and any severance will be shared with NorthStar Europe, at the our discretion, and the 20% cap on the G&A Allocation, as described above, will apply on an aggregate basis of NorthStar Realty and NorthStar Europe.
Sponsored Companies
We raise capital for certain of our effective Sponsored Companies through NorthStar Securities.

•	NorthStar Real Estate Income Trust, Inc., or NorthStar Income - Our first Sponsored Company, NorthStar Income, successfully completed its public offering on July 1, 2013.

•
NorthStar Healthcare Income, Inc., or NorthStar Healthcare - NorthStar Healthcare successfully completed its public offering on February 2, 2015 and began raising capital in a follow-on public offering at the end of February 2015.

•	NorthStar Real Estate Income II, Inc., or NorthStar Income II - NorthStar Income II is currently raising capital.

•	NorthStar/RXR New York Metro Real Estate, Inc., or NorthStar/RXR New York Metro - NorthStar/RXR New York Metro expects to begin raising capital in the beginning of 2016.
We seek to raise capital for certain of our non-effective Sponsored Companies through NorthStar Securities.

•
NorthStar Corporate Income, Inc., or NorthStar Corporate - NorthStar Corporate confidentially submitted an amended registration statement on Form N-2 to the SEC in June 2015. NorthStar Corporate seeks to raise up to $1 billion in a public offering of common stock. NorthStar Corporate is structured as a non-diversified, closed-end management investment company that intends to elect to be regulated as a BDC under the Investment Company Act of 1940, as amended, or the Investment Company Act. NorthStar Corporate intends to engage OZ Credit Management, an affiliate of Och-Ziff, an alternative asset manager, to serve as the sub-advisor to manage NorthStar Corporate’s investments and oversee operations. Any asset management and other fees incurred by NorthStar Corporate will be shared between us and OZ Credit Management as co-sponsors. NorthStar Corporate intends to invest in senior and subordinate loans to middle-market companies.

•
NorthStar Global Corporate Income Fund, or NorthStar Global - NorthStar Global filed an amended registration statement on Form N-2 with the SEC in October 2015. NorthStar Global seeks to raise up to $3 billion in a public offering of common stock. NorthStar Global is structured as a non-diversified, closed end management investment company that is registered under the Investment Company Act. NorthStar Global intends to engage OZ Credit Management, an affiliate of Och-Ziff, an alternative asset manager, to serve as the sub-advisor to manage NorthStar Global’s investments and oversee operations. NorthStar Global intends to invest in global corporate credit, including first and second lien loans, subordinated debt, bonds and structured credit.

•
NorthStar Real Estate Credit Fund, or NorthStar Credit Fund - NorthStar Credit Fund filed a registration statement on Form N-2 with the SEC in October 2015. NorthStar Credit Fund seeks to raise up to $3.0 billion in a public offering of common stock. NorthStar Credit Fund is structured as a CRE mortgage credit fund that is registered under the

Investment Company Act. NorthStar Credit Fund intends to invest in a diversified portfolio of real estate and real estate-related investments, including CRE debt, select CRE equity investments and CRE securities.
The following table presents a summary of the fee arrangements with our current Sponsored Companies which are effective:

	NorthStar	NorthStar	NorthStar	NorthStar/RXR
	Income	Healthcare	Income II	New York Metro (9)
Offering amount (1)	$1.1 billion	$1.8 billion (8)	$1.65 billion(10)	$2.0 billion(10)
Total raised through November 4, 2015(2)	$1.2 billion	$1.6 billion	$806 million	(11)
Primary strategy	CRE Debt	Healthcare Equity and Debt	CRE Debt	New York Metro Area CRE Equity and Debt
Primary offering period	Completed July 2013	Ends February 2017 (8)	Ends May 2016 (12)	Ends February 2017 (12)
Asset Management and Other Fees:
Asset management fees (3)	1.25% of assets	1.00% of assets	1.25% of assets	1.25% of assets
Acquisition fees (4)	1.00% of investments	2.25% for real estate properties 1.00% of other investments	1.00% of investments	2.25% for real estate properties 1.00% of other investments
Disposition fees (5)	1.00% of sales price	2.00% for real estate properties 1.00% of sales price for debt investments	1.00% of sales price	2.00% for real estate properties 1.00% of sales price for debt investments
Incentive payments (6)	15.00% of net cash flows after an 8.00% return	15.00% of net cash flows after a 6.75% return (7)	15.00% of net cash flows after a 7.00% return	15.00% of net cash flows after a 6.00% return
__________________

(1)	Represents amount of shares registered to offer pursuant to each Sponsored Company’s public offering and includes the follow-on public offering of up to $700 million for NorthStar Healthcare.

(2)	Includes capital raised through dividend reinvestment plans.

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

(9)	Any asset management and other fees incurred by NorthStar/RXR New York Metro will be shared equally between us and RXR Realty, as co-sponsors.

(10)
In October 2015, NorthStar/RXR New York Metro and NorthStar Income II each filed an amended registration statement with the SEC to offer an additional class of common shares. On October 16, 2015, NorthStar Income II’s registration statement was declared effective by the SEC.

(11)	We expect to begin raising capital for NorthStar/RXR New York Metro in the beginning of 2016.

(12)	Offering period subject to extension as determined by the board of directors of each Sponsored Company.
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

The following table presents a summary of our current Sponsored Companies and their capital raising activity for the nine months ended September 30, 2015, year ended December 31, 2014 and from inception through November 4, 2015:

				Capital Raised (in thousands) (1)
				Nine Months Ended	Year Ended	From inception through
	Primary Strategy	Offering Amount	Offering Period	September 30, 2015	December 31, 2014	November 4, 2015
NorthStar Income	CRE Debt	$1.1 billion	Completed July 2013	$32,772	$42,661	$1,236,533
NorthStar Healthcare	Healthcare Equity and Debt	$1.8 billion (2)	Ends February 2017 (2)	475,786	867,245	1,552,569
NorthStar Income II	CRE Debt	$1.65 billion	Ends May 2016 (3)	464,028	280,296	806,135
NorthStar/RXR New York Metro	New York Metro Area CRE Equity and Debt	$2.0 billion	Ends February 2017 (3)	—	—	—
__________________

(1)	Includes capital raised through dividend reinvestment plans.

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
Payment of Costs and Expenses and Expense Allocation
In addition, we are entitled to certain expense allocations for costs paid on behalf of our Sponsored Companies which include: (i) reimbursement for organization and offering costs such as professional fees and other costs associated with the formation and offering of the Sponsored Company; and (ii) reimbursement for direct and indirect operating costs such as certain salaries, equity-based compensation and professional and other costs associated with managing the operations of the Sponsored Company. The following table presents a summary of the expense arrangements with our current Sponsored Companies, which are effective:

	NorthStar Income	NorthStar Healthcare	NorthStar Income II	NorthStar/RXR New York Metro
Organization and offering costs (1)	$11.0 million (2)	$22.5 million, or 1.5% of the proceeds expected to be raised from the offering (4)	$15.0 million, or 1.0% of the proceeds expected to be raised from the offering (4)	$30.0 million, or 1.5% of the proceeds expected to be raised from the offering (4)
Operating costs (3)	Greater of 2.0% of its average invested assets or 25.0% of its net income (net of 1.25% asset management fee)	Greater of 2.0% of its average invested assets or 25.0% of its net income (net of 1.00% asset management fee)	Greater of 2.0% of its average invested assets or 25.0% of its net income (net of 1.25% asset management fee)	Greater of 2.0% of its average invested assets or 25.0% of its net income (net of 1.25% asset management fee)
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
In addition, prior to the NSAM Spin-off, NorthStar Realty granted various non-executive personnel who were performing services for NorthStar Securities and its affiliates an interest in NorthStar Income’s initial advisor and its special unitholder affiliate, or the Advisor Interest, which may entitle such personnel to participate in a portion of the advisory and incentive fees earned by such advisor and its special unitholder affiliate, if any. These non-executive personnel are only entitled to participate in the advisory and incentive fees after, among other things, NorthStar Securities has recovered its expenses and achieved certain return thresholds. The Advisor Interest currently represents approximately 6% of the ownership interest in such advisor and its special unitholder affiliate.
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
Outlook and Recent Trends
As an asset manager, we and the assets of our Managed Companies are impacted by general market and economic conditions. We have focused to date on strategically managing our real estate investments platform but we may determine to expand the breadth of our business. Historically, we have principally managed U.S. CRE assets and have more recently expanded internationally. Consequently, we expect that global markets and economic conditions will have a greater impact on our business in the future.
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
A proxy for the liquidity in the commercial real estate market is non-agency CMBS issuance.  Approximately $80 billion and $88 billion of non-agency CMBS was issued in the United States in 2013 and 2014, respectively.  For the nine months ended September 30, 2015, approximately $72 billion of new CMBS issuance occurred in the United States, with a current projection of $95 billion for 2015, slightly below the original projection of $100 billion for 2015. We believe the U.S. economy is on a healthy growth path.  However, there are concerns about low inflation in the United States, a stronger U.S. dollar, slow global growth and international market volatility. Many other global central banks are easing monetary conditions to combat their own problems with low inflation and slow growth.
The European economy has also been steadily recovering. However, regional disparities continue to persist as economies recover at different speeds. We believe that the European Central Bank’s €1.1 trillion “quantitative easing” program, along with historically low interest rates and the depreciation of the euro, has nonetheless created a compelling long-term investment environment in Europe. Real estate transaction volume in Europe has continued to climb, with office transactions representing over one-third of the volume in 2014. As financial institutions continue to deleverage, we anticipate that there will be further opportunities to acquire portfolios and assets at an attractive long term basis.
Valuations in the commercial real estate markets have generally improved since bottoming out in 2009 and some assets in certain markets are at or through peak 2007 levels. Robust investor demand in 2014 for commercial real estate increased transaction activity and prices as rent and vacancy fundamentals improved across most property sectors and are forecasted to continue to improve in 2015. However, global economic and political headwinds remain. For instance, global market instability and the risk that maturing commercial real estate debt may have difficulties being refinanced, among other factors, may continue to cause periodic volatility in the commercial real estate market for some time. It is currently estimated that approximately $1.4 trillion of commercial real estate debt in the United States will mature through 2018. While there is an increased supply of liquidity and improved fundamentals in the commercial real estate market, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.
As an active asset manager in the retail capital raising industry, historically focusing on the non-traded sector, we are continually monitoring market fundamentals and trends. After showing resiliency during the economic downturn between 2007 and 2010, the non-traded sector experienced strong growth over recent years peaking in 2013 with approximately $20 billion of equity being raised for programs in this space. Non-traded equity sales were down 20% in 2014 (with approximately $16 billion dollars in equity sales) and 2015 year-to-date sales are down 40% compared to year-to-date 2014. Despite this declining industry trend, our Sponsored Companies have continued to gain market share with 5% market share in 2014 and 12% market share year-to-date in 2015. We expect to continue to gain market share as our institutional-quality sponsorship, broadening product line and innovative structures create opportunities to differentiate our platform in the marketplace during the implementation of FINRA 15-02 related to Broker Dealer account statements and the U.S. Department of Labor’s recent proposal on a fiduciary standard for retirement accounts.
Following the NSAM Spin-off, our assets under management grew substantially in part because of the significant capital raising activity at NorthStar Realty.  Recent volatility in the equity markets may diminish NorthStar Realty’s or NorthStar Europe’s capital raising activity.
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
Financing Strategy
Our organizational documents do not limit our capacity to use leverage or the amount we may use. Our financing objective is to manage our capital structure effectively in order to provide sufficient capital to execute our business strategies and in turn create value for stockholders. We seek to access a wide range of secured and unsecured debt and public and private equity capital sources to fund our investment activities, including repurchases of our common stock. We obtained a commitment for $500.0 million of financing in connection with the Townsend transaction, which will be used to fund the transaction and for general corporate purposes, including repurchases of our common stock. We may borrow on a credit facility and from time to time use derivative instruments primarily to manage interest rate risk. We do not intend to use derivatives to speculate.
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
We evaluate our Managed Companies, investments in unconsolidated ventures and securitization financing transactions to which we are the special servicer to determine whether they are a VIE. We analyze new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers. The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year.  The effective date of the new revenue standard for us will be January 1, 2018. We are in the process of evaluating the impact, if any, of the update on our consolidated financial position, results of operations and financial statement disclosures.
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
In September 2015, the FASB issued updated guidance that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Under the new guidance, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. We adopted this guidance in the third quarter 2015 and it did not have a material impact on our consolidated financial position, results of operations and financial statement disclosures.

Results of Operations
Comparison of the Three Months Ended September 30, 2015 to September 30, 2014 (dollars in thousands):
The consolidated financial statements for the three months ended September 30, 2015 and 2014 represent our results of operations following the NSAM Spin-off of NorthStar Realty’s historical asset management business on June 30, 2014. The following table represents our results of operations for the three months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	%
Revenues
Asset management and other fees, related parties	$78,994	$56,521	$22,473	39.8%
Selling commission and dealer manager fees, related parties	29,104	27,149	1,955	7.2%
Other income	17	318	(301)	(94.7)%
Total revenues	108,115	83,988	24,127	28.7%
Expenses
Commission expense	26,978	25,691	1,287	5.0%
Transaction costs	492	—	492	100.0%
Other expenses	1,753	363	1,390	382.9%
General and administrative expenses
Salaries and related expense	18,848	9,670	9,178	94.9%
Equity-based compensation expense	14,558	16,541	(1,983)	(12.0)%
Other general and administrative expenses	7,564	6,508	1,056	16.2%
Total general and administrative expenses	40,970	32,719	8,251	25.2%
Total expenses	70,193	58,773	11,420	19.4%
Unrealized gain (loss) on foreign exchange	(137)	(310)	173	(55.8)%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	37,785	24,905	12,880	51.7%
Equity in earnings (losses) of unconsolidated ventures	(56)	(74)	18	(24.3)%
Income (loss) before income tax (benefit) expense	37,729	24,831	12,898	51.9%
Income tax benefit (expense)	3,825	(6,087)	9,912	(162.8)%
Net income (loss)	$41,554	$18,744	$22,810	121.7%
Asset Management and Other Fees
Asset management and other fees are comprised of fees from our Managed Companies summarized as follows (dollars in thousands):

	Three Months Ended September 30,
	2015	2014
NorthStar Realty:
Base fee	$48,984	$38,047
Incentive fee	2,300	1,316
Subtotal NorthStar Realty	51,284	39,363
Sponsored Companies:
Asset management fees	15,595	7,153	(1)
Acquisition fees	11,123	8,638	(2)
Disposition fees	992	1,367	(3)
Subtotal Sponsored Companies	27,710	17,158
Total	$78,994	$56,521
__________________

(1)
The increase was driven by the growth in assets of our Sponsored Companies. As of September 30, 2015 and 2014, our Sponsored Companies held aggregate assets of $6.1 billion and $3.0 billion, respectively.

(2)
The increase was due to more investment activity of our Sponsored Companies in the third quarter 2015 compared to 2014, with investment activity of $391.0 million at NorthStar Healthcare and $208.1 million at NorthStar Income II.

(3)	The decrease was driven by less repayments of debt investments from our Sponsored Companies in the third quarter 2015 compared to the same period in 2014.

Selling Commission and Dealer Manager Fees
We earn net commission income through NorthStar Securities for selling equity in our Sponsored Companies.
Selling commission and dealer manager fees represent fees earned for selling equity in our Sponsored Companies through NorthStar Securities. Pursuant to dealer manager agreements between NorthStar Securities and our Sponsored Companies, we generally receive selling commissions of up to 7% of gross offering proceeds raised, which we reallow to participating broker-dealers. In addition, we also generally receive a dealer manager fee of up to 3% of gross offering proceeds raised, a portion of which is typically also reallowed to participating broker-dealers and paid to certain employees of NorthStar Securities. Selling commission increased due to higher capital raising activity for the three months ended September 30, 2015 as compared to the same period in 2014.
The following table presents equity raised by our Sponsored Companies for the periods presented (dollars in thousands):

	Three Months Ended September 30, (1)
	2015	2014
NorthStar Income(2)	$11,059	$10,841
NorthStar Healthcare	195,405	207,131	(3)
NorthStar Income II	120,201	72,669	(3)
Total	$326,665	$290,641
_________________

(1)	Includes capital raised through dividend reinvestment plans.

(2)	NorthStar Income successfully completed its primary offering on July 1, 2013.

(3)	Capital raising pace at NorthStar Healthcare and NorthStar Income II accelerated in 2015 compared to 2014.
Other Income
Other income primarily represents special servicing fees related to certain securitization transactions at the corporate level. We are a rated special servicer by Standard & Poor’s and Fitch Ratings and we receive special servicing fees for services related to certain securitization transactions. The decrease is primarily the result of less services performed in 2015.
Expenses
Commission Expense
Commission expense represents fees to participating broker-dealers with whom we have selling agreements to raise capital for our Sponsored Companies and commissions to employees of NorthStar Securities. Commission income and expense both increased due to higher capital raising activity for the three months ended September 30, 2015 as compared to the same period in 2014.
Transaction Costs
For the three months ended September 30, 2015, transaction costs represent costs such as professional fees associated with the acquisition of our interest in Townsend.
Other Expenses
Other expenses increased primarily due to the base management fees we pay to AHI and the Advisor Interest granted to certain non-executive employees for the three months ended September 30, 2015.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level except as it relates to direct compensation expense and other costs incurred at our broker-dealer, which is part of our broker-dealer segment. In addition, the amount of general and administrative expenses reflects an offset from an allocation of costs of $1 million to NorthStar Realty and $10 million to our Sponsored Companies for the three months ended September 30, 2015.
General and administrative expenses increased $8.3 million primarily attributable to the following:
Salaries and related expense increased $9.2 million primarily due to hiring additional employees for increased activity.

Equity-based compensation expense is comprised of (dollars in thousands):

	Three Months Ended September 30,
	2015	2014
NSAM spin grants(1)	$7,645	$12,349
NSAM bonus plan	3,472	—
NorthStar Realty bonus plan(2)	3,341	4,192
Other(3)	100	—
Total	$14,558	$16,541
__________________

(1)	Represents equity-based compensation expense for one-time grants issued related to the NSAM Spin-off.

(2)	Represents equity-based compensation expense related to annual grants issued by NorthStar Realty prior to the NSAM Spin-off.

(3)	Includes $0.1 million of dividends associated with non-employees.
Other general and administrative expenses increased $1.1 million primarily due to increased activity.
Equity in earnings (losses) of unconsolidated ventures
Equity in earnings (losses) of unconsolidated ventures represents interests in two investments that we acquired in 2014 and one that we acquired in 2015. The following tables present equity in earnings (losses) of unconsolidated ventures for the three months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,
	2015	2014
Operating income (loss)(1)	$2,436	$(74)
Amortization of equity-based compensation	(227)	—
Depreciation and amortization expense	(2,265)	—
Total	$(56)	$(74)
__________________

(1)
The three months ended September 30, 2015 includes operating income (loss) of $0.7 million from AHI, $2.0 million from Island and $(0.2) million from Distributed Finance. The three months ended September 30, 2014 represents an operating loss from Distributed Finance.

Income Tax Benefit (Expense)
Income tax benefit (expense) relates to the expected U.S. tax rate for 2015.
Comparison of the Nine Months Ended September 30, 2015 to September 30, 2014 (dollars in thousands):
The consolidated financial statements for the nine months ended September 30, 2015 represent our results of operations following the NSAM Spin-off of NorthStar Realty’s historical asset management business on June 30, 2014. The nine months ended September 30, 2014 includes: (i) our results of operations for the three months ended September 30, 2014 which represents the activity following the NSAM Spin-off; and (ii) our results of operations for the six months ended June 30, 2014, which represents a carve-out of its historical financial information including revenues and expenses allocated to us, related to NorthStar Realty’s historical asset management business. As a result, the nine months ended September 30, 2015 may not be comparable to the prior period presented. The following table represents our results of operations for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	%
Revenues
Asset management and other fees, related parties	$230,731	$78,300	$152,431	194.7%
Selling commission and dealer manager fees, related parties	87,364	61,010	26,354	43.2%
Other income	851	699	152	21.7%
Total revenues	318,946	140,009	178,937	127.8%
Expenses
Commission expense	81,011	57,389	23,622	41.2%
Transaction costs	867	24,476	(23,609)	(96.5)%
Other expenses	3,106	409	2,697	659.4%
General and administrative expenses
Salaries and related expense	48,698	21,994	26,704	121.4%
Equity-based compensation expense	43,178	30,286	12,892	42.6%
Other general and administrative expenses	22,924	10,792	12,132	112.4%
Total general and administrative expenses	114,800	63,072	51,728	82.0%
Total expenses	199,784	145,346	54,438	37.5%
Unrealized gain (loss) on foreign exchange	(422)	(310)	(112)	36.1%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	118,740	(5,647)	124,387	NM
Equity in earnings (losses) of unconsolidated ventures	(836)	(74)	(762)	NM
Income (loss) before income tax (benefit) expense	117,904	(5,721)	123,625	NM
Income tax benefit (expense)	(16,168)	(6,087)	(10,081)	165.6%
Net income (loss)	$101,736	$(11,808)	$113,544	NM
Asset Management and Other Fees
Asset management and other fees are comprised of fees from our Managed Companies summarized as follows (dollars in thousands):

	Nine Months Ended September 30,
	2015	2014
NorthStar Realty:
Base fee	$142,536	$38,047
Incentive fee	8,744	1,316
Subtotal NorthStar Realty	151,280	39,363	(1)
Sponsored Companies:
Asset management fees	38,065	18,713	(2)
Acquisition fees	38,883	18,050	(3)
Disposition fees	2,503	2,174	(4)
Subtotal Sponsored Companies	79,451	38,937
Total	$230,731	$78,300
__________________

(1)	We began earning fees on July 1, 2014, in connection with the management agreement with NorthStar Realty.

(2)
The increase was driven by the growth in assets of our Sponsored Companies. As of September 30, 2015 and 2014, our Sponsored Companies held aggregate assets of $6.1 billion and $3.0 billion, respectively.

(3)
The increase was due to more investment activity of our Sponsored Companies in 2015 compared to 2014, with investment activity of $1.4 billion at NorthStar Healthcare and $0.8 billion at NorthStar Income II.

(4)	The increase was driven by more repayments of debt investments from our Sponsored Companies in to 2015 compared to 2014.
Selling Commission and Dealer Manager Fees
We earn net commission income through NorthStar Securities for selling equity in our Sponsored Companies.
Selling commission and dealer manager fees represent fees earned for selling equity in our Sponsored Companies through NorthStar Securities. Pursuant to dealer manager agreements between NorthStar Securities and our Sponsored Companies, we generally receive selling commissions of up to 7% of gross offering proceeds raised, which we reallow to participating broker-dealers. In addition, we also generally receive a dealer manager fee of up to 3% of gross offering proceeds raised, a portion of which is typically also reallowed to participating broker-dealers and paid to certain employees of NorthStar Securities. Selling commission increased due to higher capital raising activity for the nine months ended September 30, 2015 as compared to the same period in 2014.
The following table presents equity raised by our Sponsored Companies for the periods presented (dollars in thousands):

	Nine Months Ended September 30, (1)
	2015	2014
NorthStar Income	$32,772	$31,802	(2)
NorthStar Healthcare	475,786	443,095	(3)
NorthStar Income II	464,028	184,312	(4)
Total	$972,586	$659,209
_________________

(1)	Includes capital raised through dividend reinvestment plans.

(2)	NorthStar Income successfully completed its primary offering on July 1, 2013.

(3)	Shortly after December 31, 2014, NorthStar Healthcare completed its initial primary offering and began raising capital for its follow-on offering at the end of the first quarter 2015.

(4)	Capital raising pace at NorthStar Income II accelerated in 2015 compared to 2014.
Other Income
Other income primarily represents special servicing fees related to certain securitization transactions at the corporate level. We are a rated special servicer by Standard & Poor’s and Fitch Ratings and we receive special servicing fees for services related to certain securitization transactions. The increase is primarily the result of more services performed in 2015.
Expenses
Commission Expense
Commission expense represents fees to participating broker-dealers with whom we have selling agreements to raise capital for our Sponsored Companies and commissions to employees of NorthStar Securities. Commission income and expense both increased due to higher capital raising activity for the nine months ended September 30, 2015 as compared to the same period in 2014.
Transaction Costs
For the nine months ended September 30, 2015, transaction costs represent costs such as professional fees associated with the restructure of our holding company to include an operating partnership and the acquisition of our interest in Townsend. For the nine months ended September 30, 2014, transaction costs represent costs such as professional fees associated with the NSAM Spin-off.
Other Expenses
Other expenses increased primarily due to the base management fees we pay to AHI and the Advisor Interest granted to certain non-executive employees for the nine months ended September 30, 2015.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level except as it relates to direct compensation expense and other costs incurred at our broker-dealer, which is part of our broker-dealer segment. In addition, the amount of general and administrative expenses reflects an offset from an allocation of costs of $4 million to NorthStar Realty and $28 million to our Sponsored Companies for the nine months ended September 30, 2015.
General and administrative expenses increased $51.7 million primarily attributable to the following:
Salaries and related expense increased $26.7 million primarily due to most employees of NorthStar Realty becoming our employees upon the NSAM Spin-off as well as hiring additional employees for increased activity.

Equity-based compensation expense is comprised of (dollars in thousands):

	Nine Months Ended September 30,
	2015(1)	2014
NSAM spin grants(1)	$22,736	$12,349
NSAM bonus plan	8,690	—
NorthStar Realty bonus plan(2)	10,701	17,937	(3)
Other(4)	1,051	—
Total	$43,178	$30,286
__________________

(1)	Represents equity-based compensation expense for one-time grants issued related to the NSAM Spin-off.

(2)	Represents equity-based compensation expense related to annual grants issued by NorthStar Realty prior to the NSAM Spin-off.

(3)	The nine months ended September 30, 2014 includes for the six months ended June 30, 2014 an allocation of equity-based compensation expense prior to the NSAM Spin-off of $13.7 million.

(4)	Includes $0.3 million of dividends associated with non-employees.
Other general and administrative expenses increased $12.1 million primarily due to the NSAM Spin-off as the prior period amount represented an allocation of other general and administrative expense related to NorthStar Realty’s historical asset management business for the six months ended June 30, 2015.
Equity in earnings (losses) of unconsolidated ventures
Equity in earnings (losses) of unconsolidated ventures represents interests in two investments that we acquired in 2014 and one that we acquired in 2015. The following tables present equity in earnings (losses) of unconsolidated ventures for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Nine Months Ended September 30,
	2015	2014
Operating income (loss)(1)	$7,746	$(74)
Amortization of equity-based compensation	(1,791)	—
Depreciation and amortization expense	(6,790)	—
Total	$(835)	$(74)
__________________

(1)
The nine months ended September 30, 2015 includes operating income (loss) of $3.7 million from AHI, $4.7 million from Island and $(0.7) million from Distributed Finance. The nine months ended September 30, 2014 represents an operating loss from Distributed Finance.

Income Tax Benefit (Expense)
Effective July 1, 2014, we are subject to both domestic and international income tax. As such, income tax benefit (expense) increased in 2015 compared to 2014.
Liquidity and Capital Resources
Our capital sources may include cash flow provided from operating activities, primarily from management and other fee income paid to us from our Managed Companies, as well as borrowings and the issuance of common stock. In connection with the NSAM Spin-off, we have available under a revolving credit agreement with NorthStar Realty up to $250 million of financing to us subject to certain conditions (refer to Related Party Arrangements). In addition, we obtained a commitment for $500.0 million of financing from a third party which will be used to fund future transactions and for general corporate purposes, including repurchases of our common stock. Our primary uses of liquidity include operating expenses, dividends, acquisitions of direct investments and repurchase of our common stock. On a quarterly basis, our board of directors determines an appropriate common stock dividend based upon numerous factors, including CAD, availability of existing cash balances, general economic conditions and economic conditions that more specifically impact our business or prospects. Future dividend levels are subject to adjustment based upon our evaluation of the factors described above, as well as other factors that our board of directors may, from time-to-time, deem relevant to consider when determining an appropriate common stock dividend.
In addition, in April 2015, our board of directors authorized the repurchase of up to $400 million of its outstanding common stock. The authorization expires in April 2016, unless otherwise extended by our board of directors. As of September 30, 2015, we repurchased 261,600 shares of our common stock for approximately $5 million.

We expect that our cash flow from operating activities and available financing will be sufficient to satisfy our liquidity needs. As of September 30, 2015, we had a receivable, related parties balance primarily from our Managed Companies of $90 million, of which we received $49 million subsequent to September 30, 2015.
We currently believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs. Unrestricted cash as of November 4, 2015, was approximately $149 million.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Nine Months Ended September 30,
Cash flow provided by (used in):	2015	2014
Operating activities	$127,738	$(14,605)
Investing activities	(30,978)	(4,000)
Financing activities	(76,940)	116,397
Effect of foreign exchange rate changes on cash	(422)	(310)
Net increase (decrease) in cash	$19,398	$97,482
Nine Months Ended September 30, 2015 Compared to September 30, 2014
Net cash provided by operating activities was $128 million for the nine months ended September 30, 2015 compared to $15 million used in operating activities for the nine months ended September 30, 2014. The increase was due to us beginning to earn fees on July 1, 2014, in connection with the management agreement with NorthStar Realty and an increase in asset management and other fees from our Sponsored Companies due to more investment activity. Nine months ended September 30, 2015 excludes $49 million of fees received subsequent to September 30, 2015.
Net cash used in investing activities was $31 million for the nine months ended September 30, 2015 compared to $4 million used in investment activities for the nine months ended September 30, 2014. The increase was due to the acquisition of the Island Interest in 2015.
Net cash used in financing activities was $77 million for the nine months ended September 30, 2015 compared to $116 million provided by financing activities for the nine months ended September 30, 2014. The decrease was primarily due to $59 million for the payment of dividends, $13 million for withholding tax related to vesting and net settlement of RSUs and $5 million for the retirement of shares. Nine months ended September 30, 2014 includes our initial capitalization from NorthStar Realty.
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
We provide services with regard to such areas as payroll, human resources and employee benefits, financial systems management, treasury and cash management, accounts payable services, telecommunications services, information technology services, property management services, legal and accounting services and various other corporate services to NorthStar Realty as it relates to its loan origination business for CRE debt.

Credit Agreement
In connection with the NSAM Spin-off, we entered into a revolving credit agreement with NorthStar Realty pursuant to which NorthStar Realty makes available to us, on an “as available basis,” up to $250 million of financing with a maturity of June 30, 2019 at LIBOR plus 3.50%. The revolving credit facility is unsecured. We expect to use the proceeds for general corporate purposes, including potential future acquisitions. In addition, we may use the proceeds to acquire assets on behalf of our Managed Companies that we intend to allocate to such Managed Company but for which such Managed Company may not then have immediately available funds. The terms of the revolving credit facility contain various representations, warranties, covenants and conditions, including the condition that NorthStar Realty’s obligation to advance proceeds to us is dependent upon NorthStar Realty and its affiliates having at least $100 million of either unrestricted cash and cash equivalents or amounts available under committed lines of credit, after taking into account the amount we seek to draw under the facility. As of September 30, 2015, we had no borrowings outstanding under the credit agreement.
Healthcare Strategic Joint Venture
In January 2014, we entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc., focused on expanding our healthcare business into a preeminent healthcare platform, or the Healthcare Strategic Partnership. In connection with the partnership, Mr. Flaherty oversees and seeks to grow both NorthStar Realty’s healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In connection with entering into the partnership, NorthStar Realty granted Mr. Flaherty certain RSUs, half of which became our RSUs as a result of NorthStar Realty’s reverse stock split and the NSAM Spin-off. The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% above certain hurdles for new and existing healthcare real estate investments held by NorthStar Realty and NorthStar Healthcare. The partnership will also be entitled to any incentive fees earned from NorthStar Healthcare or any future healthcare non-traded vehicles sponsored by us, NorthStar Realty or any affiliates, as well as future healthcare non-traded vehicles sponsored by AHI Ventures. For the three months ended September 30, 2015 and 2014, we did not earn incentive fees related to the Healthcare Strategic Partnership. On February 2, 2015, in connection with the completion of NorthStar Healthcare’s initial primary offering, we issued 20,305 RSUs to Mr. Flaherty.
AHI Venture
In connection with our 43% interest in American Healthcare Investors LLC, or AHI Interest, AHI Newco, LLC, or AHI Ventures, a direct wholly-owned subsidiary of AHI, provides certain asset management, property management and other services to our affiliates assisting in managing the current and future healthcare assets (excluding any joint venture assets) of NorthStar Realty and other Sponsored Companies, including the assets formerly owned by Griffin-American Healthcare REIT II, Inc., or Griffin-American, and its former operating partnership, Griffin-American Healthcare REIT II Holdings, LP, or Griffin-America OP portfolio. AHI Ventures receives a base management fee of $0.6 million per year plus 0.50% of the equity invested by NorthStar Realty in future healthcare assets (excluding assets in the Griffin-American OP portfolio and other joint ventures) that AHI Ventures may manage. AHI Ventures may also participate in the incentive fees earned by us and our affiliates with respect to new and existing healthcare real estate investments held by NorthStar Realty and NorthStar Healthcare, including the Griffin-American OP portfolio, any future healthcare non-traded vehicles sponsored by us, NorthStar Realty or any affiliates, as well as any future healthcare non-traded vehicles sponsored by AHI Ventures. AHI Ventures would also be entitled to additional base management fees should it manage assets on behalf of any other Managed Companies. AHI Ventures also intends to directly or indirectly sponsor, co-sponsor, form, register, market, advise, manage and/or operate investment vehicles that are intended to invest primarily in healthcare real estate assets. In addition, Mr. Flaherty acquired a 12% interest, as adjusted, in AHI Ventures. For the three and nine months ended September 30, 2015, we paid $0.5 million and $0.7 million, respectively, of base management fees to AHI.
In April 2015, Griffin-American Healthcare REIT III, Inc., a vehicle managed an affiliate of AHI, distributed shares of its common stock to the members of AHI Ventures, of which we received 0.2 million shares in connection with the distribution.
Island Venture
Island is a leading, independent select service hotel management company that currently manages 161 hotel properties, representing $3.9 billion, of which 110 hotel properties are owned by NorthStar Realty. Island provides certain asset management, property management and other services to NorthStar Realty to assist in managing its hotel properties. Island receives a base management fee of 2.5% to 3.0% of the current monthly revenue of the NorthStar Realty hotel properties it manages for NorthStar Realty. For the three and nine months ended September 30, 2015, NorthStar Realty paid $5 million and $13 million, respectively, of base management and other fees to Island.
RXR Realty
In December 2013, NorthStar Realty entered into a strategic transaction with RXR Realty, the co-sponsor of NorthStar/RXR New York Metro. The investment in RXR Realty includes an approximate 27% equity interest. NorthStar Realty’s equity interest in RXR Realty is structured so that we are entitled to certain fees in connection with RXR Realty’s investment management business.

Recent Developments
Dividends
On November 3, 2015, we declared a dividend of $0.10 per share of common stock. The common stock dividend will be paid on November 20, 2015 to stockholders of record as of the close of business on November 16, 2015.
Townsend
On October 15, 2015, we entered into a definitive agreement to acquire an approximate 85% interest in Townsend, a leading global provider of investment management and advisory services focused on real assets. Founded in 1983, Townsend is the manager or advisor to approximately $180 billion of real assets. Townsend’s management team will own the remainder of the business and will continue to direct day-to-day operations. We will acquire the interest in Townsend for approximately $380 million. We obtained a commitment for $500 million of financing from a third party which will be used to fund the transaction and for general corporate purposes, including repurchases of our common stock. The transaction is expected to close in early 2016. There is no assurance we will consummate this transaction on the terms contemplated, or at all.
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

The following table presents a reconciliation of CAD to net income (loss) attributable to common stockholders for the three and nine months ended September 30, 2015 (dollars in thousands):

	September 30, 2015
	Three Months Ended		Nine Months Ended
Net income (loss) attributable to common stockholders	$41,173		$100,965
Non-controlling interests attributable to the Operating Partnership	381		771
Adjustments:
Equity-based compensation	14,558	(1)	43,178	(2)
Deferred tax (benefit) expense	(9,993)		(10,727)
Adjustment related to joint ventures	2,492	(3)	8,581	(4)
Other	1,465	(5)	3,613	(6)
CAD	$50,076		$146,381
_______________

(1)
Includes equity-based compensation expense related to grants of NorthStar Realty stock issued in years prior to July 1, 2014 that were split in connection with the NSAM Spin-off of $3.4 million, one-time grants of our stock issued in connection with the NSAM Spin-off of $7.6 million and annual grants of our stock to certain employees of $3.5 million.

(2)
Includes equity-based compensation expense related to grants of NorthStar Realty stock issued in years prior to July 1, 2014 that were split in connection with the NSAM Spin-off of $11.7 million, one-time grants of our stock issued in connection with the NSAM Spin-off of $22.7 million and annual grants of our stock to certain employees of $8.7 million.

(3)	The three months ended September 30, 2015 includes $0.2 million of equity-based compensation expense and $2.3 million of depreciation and amortization expense related to an unconsolidated venture.

(4)	The nine months ended September 30, 2015 includes $1.8 million of equity-based compensation expense and $6.8 million of depreciation and amortization expense related to an unconsolidated venture.

(5)
The three months ended September 30, 2015 includes $0.5 million of depreciation and amortization expense, $0.1 million of straight-line rental expense, $0.7 million of one-time expenses and transaction costs and $0.1 million foreign currency related adjustments.

(6)
The nine months ended September 30, 2015 includes $1.4 million of depreciation and amortization expense, $0.5 million of straight-line rental expense, $1.4 million of one-time expenses and transaction costs and $0.4 million of foreign currency related adjustments.

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
The NorthStar Realty and NorthStar Europe management agreements consist of a base management fee which increases as equity is raised and an incentive fee which is based on the performance of NorthStar Realty and NorthStar Europe using CAD as an operating metric. The base management fee currently represents the majority of the fee. The ability of NorthStar Realty and NorthStar Europe to grow is dependent on access to the capital markets to raise equity and/or debt capital. To the extent that general capital markets activity slows down or comes to a halt (as was the case during the recession that began in 2008), NorthStar Realty and NorthStar Europe may have difficulty growing. This risk is based on micro and macro-economic market factors including but not limited to disruptions in the equity and debt capital markets and institutional lending market, including the lack of access to capital or prohibitively high costs of obtaining or replacing capital. Despite recent improvements, the markets could suffer another severe downturn and another liquidity crisis could emerge. Recent volatility in the equity markets may diminish NorthStar Realty’s or NorthStar Europe’s capital raising activity.
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

Item 1A. Risk Factors
Risks Related to the Proposed Townsend Acquisition
Completion of the Townsend acquisition is subject to many conditions and if these conditions are not satisfied or waived, the acquisition will not be completed.
The securities purchase agreement relating to our proposed acquisition of an approximate 85% interest in Townsend is subject to many conditions, which must be satisfied or waived in order to complete the acquisition. The closing conditions include Townsend obtaining a specified level of client consents related to the change in control that would result from the proposed transaction, clearance of the transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, approval of the change in control of Townsend Group Europe Ltd. that would result from the proposed transaction by the Financial Conduct Authority of the United Kingdom and the accuracy of the representations and warranties (subject to customary materiality standards and other customary exceptions) set forth in the securities purchase agreement.
There can be no assurance that the conditions to closing of the acquisition will be satisfied or waived or that the acquisition will be completed. Failure to consummate the acquisition may adversely affect our results of operations and business prospects for various reasons. For example, while the closing of the proposed acquisition is pending, we may forego other opportunities to expand our business. In addition, we or the sellers under the securities purchase agreement may terminate the securities purchase agreement under certain circumstances, including, among other reasons, if the acquisition is not completed by April 15, 2016. If the acquisition is not consummated, the price of our common stock might decline.
We may not realize the anticipated benefits of the Townsend acquisition.
The acquisition is expected to result in certain benefits to us, including, among others, providing us the potential to grow our revenue from Townsend’s base management fees, leverage our and Townsend’s respective platforms to drive future growth, and achieve our initial expected earnings accretion. There can be no assurance, however, regarding when or the extent to which we will be able to realize these and any other benefits we expect from the transaction, which may be difficult, unpredictable and subject to delays. There may also be potential unknown or unforeseen liabilities, increased expenses, delays or regulatory conditions associated with the Townsend acquisition, all of which could have a material adverse effect on Townsend and could prevent us from realizing the benefits of the acquisition.
If our financing for the acquisition of Townsend becomes unavailable, the acquisition may not be completed.
We intend to finance the acquisition with debt financing. We entered into a commitment letter (the “Commitment Letter”) with Morgan Stanley Senior Funding, Inc. (“Morgan Stanley”) pursuant to which Morgan Stanley has committed, subject to customary conditions, to provide us with $500 million in debt financing for the Townsend acquisition and general corporate purposes. In the event that the financing contemplated by the Commitment Letter is not available or is available in less than the full amount, other necessary financing may not be available on acceptable terms, in a timely manner or at all. If alternative financing becomes necessary and we are unable to secure such alternative financing, we may not be able to complete the acquisition of Townsend. Completion of the Townsend acquisition is not subject to a financing condition.
The borrowings we incur in connection with the Townsend acquisition may limit our financial and operating flexibility and we may incur additional borrowings, which could increase the risks associated with our borrowings.
In connection with the Townsend acquisition, we expect to incur up to $500 million of new borrowings. In addition, we may determine to incur borrowings in excess of the amount provided by the Commitment Letter in order to consummate the transaction. We may also incur borrowings in the future for general corporate purposes unrelated to the Townsend acquisition. Our borrowings could have material adverse consequences for our business and may, among other things:

•
require us to dedicate a large portion of our cash flow to pay principal and interest on our borrowings, which will reduce the availability of cash flow to fund working capital, capital expenditures and other business activities;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to post additional reserves and other additional collateral to support our financing arrangements, which could reduce our liquidity and limit our ability to leverage our assets;

•	subject us to maintaining various debt, operating income, net worth, cash flow and other financial covenant ratios;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict our operating policies and ability to make strategic acquisitions, dispositions or exploiting business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have less borrowings;

•	limit our ability to borrow additional funds (even when necessary to maintain adequate liquidity), dispose of assets or make distributions to stockholders; and

•	increase our cost of capital.
If new borrowings are added to our existing borrowing levels, the related risks that we now face would increase. In addition, at the time that any of our outstanding borrowings or new borrowings mature, we may not be able to refinance such borrowings or have the funds to pay them off.
The investment management and advisory business is highly competitive and Townsend’s reputation and performance will affect its operating results.
The investment management and advisory business is highly competitive based on a number of factors including brand recognition and reputation. A reduction in the quality of client service or in investment performance could adversely affect Townsend’s reputation and cause clients to withdraw their assets from Townsend. Townsend’s non-fund clients generally may terminate their management and advisory contracts with Townsend at will (or after a short notice period). There can be no assurance that these agreements will not expire or be terminated. Any such termination or expiration could have a material adverse effect on our business, results of operations, financial condition and prospects.
Townsend’s results of operations would be adversely affected if key personnel terminate their employment with Townsend.
The success of our proposed acquisition of Townsend depends, to a significant extent, upon the continued services of Townsend’s key personnel, including its executive officers, particularly because we anticipate that Townsend’s existing management will continue to operate Townsend’s day-to-day business. For instance, the extent and nature of the experience of Townsend’s executive officers and the nature of the relationships they have developed with Townsend’s clients are critical to the success of Townsend. Although certain of Townsend’s existing management will retain equity interests in Townsend following the acquisition and will be subject to employee and non-competition agreements, there can be no assurances that Townsend’s key personnel will continue employment with Townsend before or after the completion of our acquisition. The loss of key Townsend personnel could harm the Townsend business and could impact negatively, or cause us to not realize, the anticipated benefits of the transaction to us.

Item 6.   Exhibits
(a) Exhibit Index:

Exhibit Number	Description of Exhibit
3.1
Amended and Restated Certificate of Incorporation of NorthStar Asset Management Group Inc. (incorporated by reference to Exhibit 4.1 to NorthStar Asset Management Group Inc.’s Registration Statement on Form S-8 (File No. 333-197104))

3.2
Amended and Restated Bylaws of NorthStar Asset Management Group Inc. (incorporated by reference to Exhibit 4.2 to NorthStar Asset Management Group Inc.’s Registration Statement on Form S-8 (File No. 333-197104))

10.1
Amended and Restated Asset Management Agreement, dated as of October 31, 2015, between NSAM J-NRF Ltd and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.2 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on November 3, 2015)

10.2
Separation Agreement, dated as of June 30, 2014, between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.2 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.3
Contribution Agreement, dated as of June 30, 2014, between NorthStar Asset Management Group Inc. and NRFC Sub-REIT Corp. (incorporated by reference to Exhibit 10.3 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.4
Loan Origination Services Agreement, dated as of June 30, 2014, between NSAM US LLC and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.4 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.5
Tax Disaffiliation Agreement, dated as of June 30, 2014, between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.5 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.6
Employee Matters Agreement, dated as of June 30, 2014, between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.6 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.7
Advisory Agreement, dated as of June 30, 2014, by and among NSAM J-NSI Ltd, NorthStar Real Estate Income Trust, Inc., NorthStar Real Estate Income Trust Operating Partnership, LP and NorthStar Asset Management Group Inc. (incorporated by reference to Exhibit 10.7 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.8
Advisory Agreement, dated as of June 30, 2014, by and among NSAM J-NSHC Ltd, NorthStar Healthcare Income, Inc., NorthStar Healthcare Income Operating Partnership, LP and NorthStar Asset Management Group Inc. (incorporated by reference to Exhibit 10.8 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.9
Advisory Agreement, dated as of June 30, 2014, by and among NSAM J- NSII Ltd, NorthStar Real Estate Income II, Inc., NorthStar Real Estate Income Operating Partnership II, LP and NorthStar Asset Management Group Inc. (incorporated by reference to Exhibit 10.9 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.10
Credit Agreement, dated as of June 30, 2014, by and between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.10 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.11†
Amended and Restated Executive Employment Agreement, dated as of August 5, 2015, by and between NorthStar Asset Management Group Inc. and David T. Hamamoto (incorporated by reference to Exhibit 10.11 to NorthStar Asset Management Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

10.12†
Executive Employment Agreement and Agreement with Foreign Executive Officer, dated as of June 30, 2014, by and between NorthStar Asset Management Group, Ltd and Daniel R. Gilbert (incorporated by reference to Exhibit 10.12 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.13†
Amended and Restated Executive Employment Agreement, dated as of August 5, 2015, by and between NorthStar Asset Management Group Inc. and Albert Tylis (incorporated by reference to Exhibit 10.13 to NorthStar Asset Management Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

10.14†
Executive Employment Agreement, dated as of June 30, 2014, by and between NorthStar Asset Management Group Inc. and Debra A. Hess (incorporated by reference to Exhibit 10.14 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.15†
Executive Employment Agreement, dated as of June 30, 2014, by and between NorthStar Asset Management Group Inc. and Ronald J. Lieberman (incorporated by reference to Exhibit 10.15 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.16†
NorthStar Asset Management Group Inc. 2014 Omnibus Stock Incentive Plan. (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to NorthStar Asset Management Group Inc.’s Registration Statement on Form 10 (File No. 001-36301))

10.17†
NorthStar Asset Management Group Inc. Executive Incentive Bonus Plan. (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to NorthStar Asset Management Group Inc.’s Registration Statement on Form 10 (File No. 001-36301))

10.18†
Form of Indemnification Agreement between NorthStar Asset Management Group Inc. and its directors and officers (incorporated by reference to Exhibit 10.20 to Amendment No. 3 to NorthStar Asset Management Group Inc.’s Registration Statement on Form 10 (File No. 001-36301))

10.19
Unit Purchase Agreement, dated as of November 5, 2014, by and among American Healthcare Investors LLC, HC AHI Holding Company, LLC, AHI Newco, LLC, Platform HealthCare Investor T-II, LLC, NorthStar Asset Management Group Inc. and Jeffrey T. Hanson, Danny Prosky and Mathieu B. Streiff (incorporated by reference to Exhibit 10.19 to NorthStar Asset Management Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

10.20
Amended and Restated Limited Liability Company Agreement of AHI Newco, LLC, dated as of December 8, 2014, by and among Platform Healthcare Investor T-II, LLC, American Healthcare Investors LLC, Flaherty Trust, NorthStar Asset Management Group Inc. and Jeffrey T. Hanson, Danny Prosky and Mathieu B. Streiff (incorporated by reference to Exhibit 10.20 to NorthStar Asset Management Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.21
Unit Purchase Agreement, dated as of January 9, 2015, by and between Platform Hospitality Investor T-II, LLC and Island JV Member Inc. (incorporated by reference to Exhibit 10.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on January 15, 2015)

Exhibit Number	Description of Exhibit
10.22
Limited Liability Company Agreement of Island Hospitality Joint Venture, LLC, dated as of January 9, 2015, by and between Platform Hospitality Investor T-II, LLC and Island JV Member Inc. (incorporated by reference to Exhibit 10.2 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on January 15, 2015)

10.23
Agreement of Limited Partnership of NSAM LP, dated as of March 13, 2015, by and among NorthStar Asset Management Group Inc., as the General Partner and Limited Partner and the limited partners party thereto from time to time (incorporated by reference to Exhibit 10.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on March 19, 2015)

10.24
Securities Purchase Agreement, dated as of October 15, 2015, by and among Townsend Holdings LLC, NorthStar Asset Management Group Inc., Sinclair Group, Inc., GTCR Partners X/B LP, GTCR Fund X/C LP, the individuals listed on Schedule A of the Securities Purchase Agreement, Townsend Acquisition LLC and GTCR/AAM Blocker Corp. (incorporated by reference to Exhibit 10.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on October 21, 2015)

10.25
Asset Management Agreement, dated as of October 31, 2015, between NSAM J-NRE Ltd and NorthStar Realty Europe Corp. (incorporated by reference to Exhibit 10.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on November 3, 2015)

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
The following materials from the NorthStar Asset Management Group Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014; (ii) Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2015 and 2014; (iii) Consolidated Statements of Equity for the nine months ended September 30, 2015 (unaudited) and year ended December 31, 2014; (iv) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2015 and 2014; and (v) Notes to Consolidated Financial Statements (unaudited)

†	Denotes a management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSTAR ASSET MANAGEMENT GROUP INC.

Date:	November 9, 2015	By:	/s/ ALBERT TYLIS
Albert Tylis
Chief Executive Officer and President

		By:	/s/ DEBRA A. HESS
Debra A. Hess
Chief Financial Officer