Form 10-K
period 2015-12-31
NorthStar Asset Management Group Inc.
filed 2016-02-29
CIK 1597503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015, was $3,505,602,157. As of February 24, 2016, the registrant had issued and outstanding 188,995,233 shares of common stock, $0.01 par value per share and 5,210,113 shares of performance common stock, $0.01 par value per share.
.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s 2016 Annual Meeting of Stockholders to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2015 are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

NORTHSTAR ASSET MANAGEMENT GROUP INC.
FORM 10-K

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to the effects of our spin-off from NorthStar Realty Finance Corp., or NorthStar Realty, described in this Annual Report on Form 10-K, our ability to effectively grow our business, our financing needs, the effects of our current asset management strategy, our management’s track record, our ability to manage credit risk and the assets of our Managed Companies (refer to our Financial Statements and Supplementary Data in this Form 10-K), our ability to source additional investment opportunities for our Managed Companies and our ability to obtain new Managed Companies and additional assets to manage. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•
risks inherent in a recently spun-off company, including those related to operating as an independent public company, the capital resources required to protect against business risks, legal risks and risks associated with the tax and accounting treatment of a spin-off transaction;

•	our ability to realize our projected effective income tax rate;

•	adverse domestic or international economic conditions and the impact of developments in the commercial real estate industry on our Managed Companies;

•	whether we will realize the benefits we anticipate, if any, from our acquisition of Townsend Holdings LLC;

•	our exploration of strategic alternatives, including our ability to identify or consummate any strategic transaction and the impact to our business of any such transaction;

•	our access to debt and equity capital and our liquidity;

•
our ability to grow our business by raising capital for our existing Managed Companies and sponsoring new Managed Companies, as well as our ability to otherwise continue to manage our Managed Companies in the future;

•	our ability to effectively implement the business plans of, and the performance of, our Managed Companies;

•	our ability to enter into, and grow our business through acquisitions, strategic investments and joint ventures;

•	our ability to realize the anticipated benefits of our strategic investments and joint ventures;

•	our use of leverage;

•	the impact of shareholder activism;

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

•	the impact of any conflicts of interest, including with our officers and directors, arising from our asset management activities;

•	our ability to manage our costs in line with our expectations and the impact on our cash available for distribution;

•	competition for qualified personnel and our ability to retain key personnel;

•	the competitive nature of the asset management industry;

•	the effectiveness of our portfolio management techniques and strategies;

•	our ability to expand and successfully manage our operations internationally;

•	whether we continue to repurchase any shares of our common stock and the terms of those repurchases, if any;

•	our ability to maintain our exclusion from the definition of an “investment company” under the Investment Company Act of 1940, as amended;

•	the potential failure to maintain effective internal controls, disclosure and procedures;

•
our historical financial information included in this Annual Report on Form 10-K for periods prior to July 1, 2014 not providing an accurate indication of our performance in the future or reflecting what our financial position, results of operations or cash flows would have been had we operated as an independent public company during the periods presented; and

•
the effect of regulatory or tax actions, litigation and contractual claims against us, our affiliates or our Managed Companies, including the potential settlement and litigation of such claims, as well as any corresponding distraction and potential damage to our reputation.

The foregoing list of factors is not exhaustive. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.
Factors that could have a material adverse effect on our operations and future prospects are set forth in “Risk Factors” in this Annual Report on Form 10-K beginning on page 16. The risk factors set forth in our filings with the U.S. Securities and Exchange Commission could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

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
On October 31, 2015, NorthStar Realty completed the previously announced spin-off of its European real estate business, or the NRE Spin-off, into a separate publicly-traded real estate investment trust, or REIT, NorthStar Realty Europe Corp., or NorthStar Europe. We manage NorthStar Europe pursuant to a long-term management agreement, on substantially similar terms as our management agreement with NorthStar Realty. NorthStar Realty and NorthStar Europe are herein collectively referred to as our NorthStar Listed Companies.
Certain of our affiliates also manage NorthStar Realty’s previously sponsored companies which raise capital through the retail market, as well as any future sponsored company that raises money from retail investors, referred to as our Sponsored Companies and together with our NorthStar Listed Companies, referred to as our Managed Companies.
We are organized to provide asset management and other services to our Managed Companies, or any other companies we may sponsor in the future, both in the United States and internationally. Our Managed Companies have historically invested in the CRE industry. We seek to expand the scope of our asset management business beyond real estate into new asset classes and geographies by organically creating and managing additional investment vehicles or through acquisitions, strategic partnerships and joint ventures.
We earn asset management and other fees, directly or indirectly, pursuant to management and other contracts and direct investments. In addition, we own NorthStar Securities, LLC, or NorthStar Securities, a captive broker-dealer platform registered with the U.S. Securities and Exchange Commission, or SEC, which raises capital in the retail market for our Sponsored Companies.
As of December 31, 2015, adjusted for Townsend Holdings LLC, or Townsend, and sales, acquisitions and commitments to sell or acquire investments by our Managed Companies, we had $38 billion of assets under management. In addition, inception to date, we invested $100 million in direct investments in entities that manage $10 billion, including assets held by our Managed Companies, across a variety of asset classes. We may also make opportunistic investments that take advantage of market dynamics, such as our recent purchases of NorthStar Realty common stock.
Significant Developments
Townsend Acquisition
On January 29, 2016, we acquired an approximate 84% interest in Townsend, a leading global provider of investment management and advisory services focused on real assets. Founded in 1983, Townsend is the manager or advisor to approximately $184 billion of real assets. Townsend’s management team owns the remainder of the business and continues to direct day-to-day operations. We acquired the interest in Townsend for approximately $383 million, subject to customary post-closing adjustments. In connection with the acquisition, we obtained a $500 million term loan, which was used to fund the transaction, repay in full the amount outstanding under our revolving credit agreement and for general corporate purposes, including repurchases of our common stock.
Strategic Opportunities
In January 2016, our board of directors announced that it had engaged Goldman Sachs Group Inc., or Goldman Sachs, to assist us in exploring strategic alternatives to maximize shareholder value. There is no assurance that this exploration will result in any transaction being announced or consummated.
Our Business
Our primary business objective is to provide asset management and other services by managing our NorthStar Listed Companies and our Sponsored Companies, both in the United States and internationally. We earn asset management and other fees pursuant to management and other contracts and through our direct and indirect investments in strategic partnerships and joint ventures.

Our growth will depend upon the ability of our NorthStar Listed Companies and our Sponsored Companies to grow by raising capital, which in turn is driven by their investment activities and overall performance. In addition, growth in our assets under management for our Sponsored Companies is impacted by the ability to raise capital in the retail market through NorthStar Securities. Our Managed Companies have historically invested in the CRE industry and have demonstrated the ability to invest and create value through multiple real estate cycles and changing market conditions. We expanded the scope of our asset management business beyond real estate by creating and managing additional types of investment vehicles that we expect will appeal to a broader retail investor base. For instance, we submitted registration statements with the SEC for two Sponsored Companies that will be sub-advised by OZ Institutional Credit Management LP, or OZ Credit Management, an affiliate of Och-Ziff Capital Management Group, LLC, or Och-Ziff, that will invest in middle market non-real estate business loans and other non-real estate securities.
As we grow our business and expand into new asset classes and geographies, we have entered into strategic partnerships and joint ventures with third parties with expertise in commercial real estate or other sectors and markets to augment our business operations, while at the same time benefiting from fee streams generated by such strategic partnerships and joint ventures, including our investment in American Healthcare Investors LLC, or AHI, and Island Hospitality Group Inc., or Island, and our acquisition of Townsend.
Our management team, located in the United States and internationally, has a proven track record in managing and growing our Managed Companies. We believe our in-place, long-duration fees, substantial growth prospects and scalable operating platform position us as an industry leading asset manager. We have the ability to maintain a competitive advantage through a combination of our deep industry relationships and access to market leading credit underwriting and capital markets expertise which enables us to manage credit risk, implement effective portfolio management strategies, as well as to structure and finance the assets of our Managed Companies efficiently. Our ability to identify opportunities across a broad spectrum of potential investments for our Managed Companies will continue to create complementary and overlapping sources of investment opportunities based on a common reliance on market fundamentals and application of similar underwriting and asset management skills as we seek to maximize stockholder value.
Assets of our Managed Companies grew significantly over the past several years driven by our ability to raise capital for NorthStar Realty and our Sponsored Companies and in turn effectively deploy such capital. In addition, our assets under management have increased due to our recent acquisition of Townsend. More recently, while our Sponsored Companies continue to experience strong capital inflows, our NorthStar Listed Companies have been constrained by their inability to access the capital markets due to current market conditions.
The following table presents the investments of our Managed Companies and assets under management of our current and pending consolidated direct investments as of December 31, 2015, adjusted for Townsend and sales, acquisitions and commitments to sell or acquire investments by our Managed Companies through February 26, 2016 (refer to the below and Recent Developments in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion), December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2015(1)		December 31, 2014		December 31, 2013
	Amount	Percentage	Amount	Percentage	Amount	Percentage
NorthStar Listed Companies
NorthStar Realty(2)	$14,516,208	38.6%	$15,886,945	73.2%	$8,660,375	81.5%
NorthStar Europe	2,507,494	6.7%	1,984,230	9.1%	—	—%
Subtotal NorthStar Listed Companies	17,023,702	45.3%	17,871,175	82.3%	8,660,375	81.5%
Sponsored Companies
NorthStar Income	1,821,540	4.8%	2,183,570	10.1%	1,831,104	17.2%
NorthStar Healthcare	3,367,896	9.0%	1,097,729	5.1%	115,839	1.1%
NorthStar Income II	1,547,184	4.1%	533,063	2.5%	25,326	0.2%
Subtotal Sponsored Companies	6,736,620	17.9%	3,814,362	17.7%	1,972,269	18.5%
Subtotal Managed Companies	23,760,322	63.2%	21,685,537	100.0%	10,632,644	100.0%
Consolidated direct investments
Townsend(3)	13,821,160	36.8%	—	—%	—	—%
Total	$37,581,482	100.0%	$21,685,537	100.0%	$10,632,644	100.0%
__________________

(1)	Based on investments reported by each Managed Company, except for NorthStar Realty, which excludes NorthStar Healthcare’s proportionate interest in certain healthcare joint ventures.

(2)	Represents a pro forma adjusted for sales and commitments to sell through February 26, 2016.

(3)
On January 29, 2016, we acquired Townsend for approximately $383 million, subject to customary post-closing adjustments, with financing from a third party. Townsend is also the advisor to approximately $170 billion of real assets.

We have also invested in indirect investments through strategic partnerships and joint ventures. The following table presents the assets under management of our investments in unconsolidated ventures as of December 31, 2015 (dollars in millions):

	Assets Under Management(1)	Primary Business	Ownership Interest
AHI(2)	$2,024	Healthcare real estate management	43%
Island(3)	1,835	Select service hotels management	45%
Distributed Finance(4)	—	Marketplace finance platform	50%
Total	$3,859
_________________

(1)	Excludes NorthStar Realty and NorthStar Healthcare’s proportionate interest in assets managed by such partner.

(2)	In December 2014, we acquired an interest in AHI for $58 million, consisting of $38 million in cash and $20 million of our common stock, or the AHI Interest.

(3)	In January 2015, we acquired an interest in Island for $38 million, consisting of $33 million in cash and $5 million of our common stock, or the Island Interest.

(4)
In June 2014, we acquired an interest in Distributed Finance Corporation, or Distributed Finance, for $4 million. In January 2016, we invested an additional $1 million in Distributed Finance in the form of convertible debt.

In connection with these investments, we earn fees and may be entitled to certain incentive fees. In addition, AHI and Island provide certain asset management, property management and other services to our Managed Companies, either directly or indirectly through us, to assist in managing the current and future assets of our Managed Companies.
NorthStar Listed Companies
We provide asset management and other services on a fee basis to our NorthStar Listed Companies.

•
NorthStar Realty - NorthStar Realty is a diversified commercial real estate company with 85% of its total assets invested in real estate, of which 78% is invested in direct real estate investments including healthcare, hotel, manufactured housing communities, net lease, multifamily and multi-tenant office properties. NorthStar Realty invests in multiple asset classes across CRE that it expects will generate attractive risk-adjusted returns and may take the form of acquiring real estate, originating or acquiring senior or subordinate loans, as well as pursuing opportunistic CRE investments. NorthStar Realty has grown its business by raising capital and deploying such capital effectively. In 2015, NorthStar Realty issued aggregate capital of $1.3 billion from the issuance of common equity. In 2014, NorthStar Realty issued aggregate net capital of $2.6 billion, including $1.3 billion from the issuance of common equity (including the remaining shares issued under a forward sale agreement in February 2015 for net proceeds of $122 million), $1.1 billion as part of the consideration for the merger of Griffin-American Healthcare REIT II, Inc., or Griffin-American, and $242 million from the issuance of preferred equity.

•
NorthStar Europe - On October 31, 2015, NorthStar Realty completed the NRE Spin-off. NorthStar Europe is a newly-formed European focused commercial real estate company with predominately high quality office properties in the United Kingdom, Germany and France. NorthStar Europe seeks to generate attractive risk-adjusted returns and stable cash flow for distribution to its stockholders and in turn build long-term franchise value.

Given current market conditions at the end of 2015 and into 2016, our NorthStar Listed Companies have been constrained by their inability to access the capital markets due to current market conditions.

Management Agreements
In connection with the NRE Spin-off, we entered into a management agreement with NorthStar Europe on terms substantially consistent with the terms of our management agreement with NorthStar Realty. Our management agreement with NorthStar Realty was amended and restated in connection with the NRE Spin-off to, among other things, adjust the annual base management fee and incentive fee hurdles for the NRE Spin-off.
The management agreements with each of our NorthStar Listed Companies are for initial terms of 20 years, which automatically renew for additional 20-year terms each anniversary thereafter unless earlier terminated and provide for a base management fee and incentive fee.
The following table presents a summary of the fee arrangements and amounts earned from our NorthStar Listed Companies:

	NorthStar Realty	NorthStar Europe
Commencement date	July 1, 2014	November 1, 2015
Current in place annual base management fee(1)(2)	$186 million	$14 million
Incentive fee hurdle to CAD per share(3)
15%	Excess of $0.68 and up to $0.78(4)	Excess of $0.30 and up to $0.36
25%	Excess of $0.78(4)	Excess of $0.36
Base management fee
Period ended December 31, 2015(5)	$190.0 million	$2.3 million
Six months ended December 31, 2014	$79.4 million	—
Incentive fee
Period ended December 31, 2015(5)	$8.7 million	—
Six months ended December 31, 2014	$3.3 million	—
__________________

(1)	As of February 26, 2016.

(2)
The base management fee will increase by an amount equal to 1.5% per annum of the sum of: the cumulative net proceeds of all future common equity and preferred equity issued, equity issued in exchange or conversion of exchangeable senior notes or stock-settlable notes based on the stock price at the date of issuance and any other issuances of common equity, preferred equity or other forms of equity, including but not limited to limited partnership interests in the NorthStar Realty or NorthStar Europe operating partnerships, which are structured as profits interests, or LTIP Units (excluding equity-based compensation, but including issuances related to an acquisition, investment, joint venture or partnership) by our NorthStar Listed Companies and cumulative cash available for distribution, or CAD, of our NorthStar Listed Companies, in excess of cumulative distributions paid on common stock, LTIP units or other equity awards beginning the first full calendar quarter after the NSAM Spin-off and NRE Spin-off, respectively. In addition, NorthStar Realty’s equity interest in RXR Realty LLC, or RXR Realty, and Aerium Group is structured so that we are entitled to the portion of distributable cash flow from each investment in excess of the $10 million minimum annual base amount.

(3)
The incentive fee is calculated by the product of 15% or 25% and CAD before such incentive fee, divided by the weighted average shares outstanding for the calendar quarter, when such amount is within a certain hurdle multiplied by the weighted average shares outstanding of our NorthStar Listed Companies for the calendar quarter. Weighted average shares represent the number of shares of our NorthStar Listed Companies’ common stock, LTIP Units or other equity-based awards (with some exclusions), outstanding on a daily weighted average basis.

(4)    After giving effect to NorthStar Realty’s reverse stock split and the NRE Spin-off.

(5)	Represents fees earned for the year ended December 31, 2015 for NorthStar Realty and for the two months ended December 31, 2015 for NorthStar Europe.
Additional NorthStar Listed Companies’ Management Agreement Terms

•	20-year initial term, which automatically renews for additional 20-year terms each anniversary thereafter unless earlier terminated for “cause.”

•
If NorthStar Realty or NorthStar Europe were to spin-off any asset or business in the future, such entity would be managed by us on terms substantially similar to those set forth in the management agreements between us and our NorthStar Listed Companies, respectively. The management agreements further provide that the aggregate base management fee in place immediately after any future spin-off will not be less than the aggregate base management fee in place at NorthStar Realty or NorthStar Europe, as the case may be, immediately prior to such spin-off.

•
Our management agreements with NorthStar Realty and NorthStar Europe provide that in the event of a change of control or other event that could be deemed an assignment by us of the management agreement, NorthStar Realty and NorthStar Europe, respectively, will consider such assignment in good faith and not unreasonably withhold, condition or delay its consent.  The management agreements further provide that NorthStar Realty and NorthStar Europe, respectively, anticipate consent would be granted for an assignment or deemed assignment to a party with expertise in commercial real estate and $10 billion of assets under management.  The management agreements also provide that, notwithstanding anything in the agreement to the contrary, to the maximum extent permitted by applicable law, rules and regulations, in connection with any merger, sale of all or substantially all of the assets, change of control, reorganization, consolidation or any similar transaction of us, on the one hand, or NorthStar Realty or NorthStar Europe, on the other hand, directly or indirectly, the surviving entity will succeed to the terms of the management agreement.

Payment of Costs and Expenses and Expense Allocation
Our NorthStar Listed Companies are each responsible for all of their direct costs and expenses and will reimburse us for costs and expenses incurred by us on their behalf. In addition, we may allocate indirect costs to our NorthStar Listed Companies related to employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, our applicable NorthStar Listed Company’s management agreements with us, or the G&A Allocation. Our management agreements with our NorthStar Listed Companies each provide that the amount of the G&A Allocation will not exceed the following: (i) 20% of the combined total of: (a) our NorthStar Listed Companies’ general and administrative expenses as reported in their consolidated financial statements excluding (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to us under the terms of the applicable management agreement and (4) any allocation of expenses from us to our NorthStar Listed Companies, or our NorthStar Listed Companies’ G&A; and (b) our general and administrative expenses as reported in our consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any of our Managed Companies; less (ii) our NorthStar Listed Companies’ G&A. The G&A Allocation may include our applicable NorthStar Listed Company’s allocable share of our compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing such NorthStar Listed Company’s affairs, based upon the percentage of time devoted by such personnel to such NorthStar Listed Company’s affairs. The G&A Allocation may also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses also allocated based on the percentage of time devoted by personnel to such NorthStar Listed Companies’ affairs. In addition, each NorthStar Listed Company will pay directly or reimburse us for an allocable portion of any severance paid pursuant to any employment, consulting or similar service agreements in effect between us and any of our executives, employees or other service providers.
Following the NRE Spin-off, as provided in our management agreements with each NorthStar Listed Company, such NorthStar Listed Company’s obligations to reimburse us for the G&A Allocation and any severance are shared among our NorthStar Listed Companies, at our discretion, and the 20% cap on the G&A Allocation, as described above, applies on an aggregate basis to our NorthStar Listed Companies. We currently determined to allocate these amounts based on total investments.
For the year ended and two months ended December 31, 2015, we allocated $10 million to NorthStar Realty and $0.4 million to NorthStar Europe, respectively.
Sponsored Companies
We raise or seek to raise capital for our Sponsored Companies through NorthStar Securities. The registration statements for the following Sponsored Companies have been declared effective:

•	NorthStar Real Estate Income Trust, Inc., or NorthStar Income, our first Sponsored Company successfully completed its public offering on July 1, 2013.

•	NorthStar Healthcare Income, Inc., or NorthStar Healthcare, successfully completed its public offering on February 2, 2015 and its follow-on public offering on January 19, 2016.

•	NorthStar Real Estate Income II, Inc., or NorthStar Income II, is currently raising capital.

•
NorthStar/RXR New York Metro Real Estate, Inc., or NorthStar/RXR New York Metro, in December 2015, NorthStar Realty and RXR Realty satisfied NorthStar/RXR New York Metro’s minimum offering amount through the purchase of 0.2 million shares of NorthStar/RXR New York Metro common stock for $2 million in the aggregate. NorthStar/RXR New York Metro began raising capital in the beginning of 2016.

•	NorthStar Corporate Income Fund, or NorthStar Corporate Fund, expects to begin raising capital in early 2016.

The registration statements for the following Sponsored Companies are in process:

•
NorthStar Real Estate Capital Income Fund, or NorthStar Capital Fund, filed an amended registration statement on Form N-2 with the SEC in February 2016. NorthStar Capital Fund seeks to raise up to $3.2 billion in a public offering of common stock of two feeder funds through a master fund that will be making the investment. NorthStar Capital Fund is structured as a non-traded non-diversified, closed-end management investment company that is registered under the Investment Company Act. NorthStar Capital Fund intends to invest in a diversified portfolio of real estate and real estate-related investments, including CRE debt, select CRE equity investments and CRE securities.

•
NorthStar Corporate Investment, Inc., or NorthStar Corporate Investment, confidentially submitted an amended registration statement on Form N-2 to the SEC in June 2015. NorthStar Corporate Investment seeks to raise up to $1 billion in a public offering of common stock. NorthStar Corporate Investment is structured as a non-diversified, closed-end management investment company that intends to elect to be regulated as a BDC under the Investment Company Act the Investment Company Act. NorthStar Corporate Investment intends to invest in senior and subordinate loans to middle-market companies.

NorthStar Corporate Investment and NorthStar Corporate Fund intend to engage OZ Credit Management to serve as their sub-advisor to manage investments and oversee operations. Any asset management and other fees paid by NorthStar Corporate Investment and NorthStar Corporate Fund will be shared between us and OZ Credit Management, as co-sponsors.
The following table presents a summary of the fee arrangements with our current Sponsored Companies which are effective:

	NorthStar	NorthStar	NorthStar	NorthStar/RXR	NorthStar
	Income	Healthcare	Income II	New York Metro(9)	Corporate Fund
Offering amount(1)	$1.2 billion	$2.1 billion(8)	$1.65 billion(10)	$2.0 billion(10)	$3.2 billion(13)
Total capital raised through February 23, 2016(2)	$1.2 billion	$1.8 billion	$918.2 million	$2.2 million(11)	(14)
Total investments as of December 31, 2015	$1.8 billion	$3.4 billion	$1.5 billion	N/A	N/A
Primary strategy	CRE Debt	Healthcare Equity and Debt	CRE Debt	New York Metro Area CRE Equity and Debt	Middle Market Non-real Estate Business Loans and Securities
Primary offering period	Completed July 2013	Completed January 2016(8)	Ends May 2016	Ends February 2017(12)	Ends March 2017(12)
Asset Management and Other Fees:
Asset management fees(3)	1.25% of assets	1.00% of assets	1.25% of assets	1.25% of assets	N/A
Acquisition fees(4)	1.00% of investments	2.25% for real estate properties 1.00% of other investments	1.00% of investments	2.25% for real estate properties 1.00% of other investments	N/A
Disposition fees(5)	1.00% of sales price	2.00% for real estate properties 1.00% of sales price for debt investments	1.00% of sales price	2.00% for real estate properties 1.00% of sales price for debt investments	N/A
Incentive payments(6)	15.00% of net cash flows after an 8.00% return(6)	15.00% of net cash flows after a 6.75% return(6)(7)	15.00% of net cash flows after a 7.00% return(6)	15.00% of net cash flows after a 6.00% return(6)	(15)
Management fee	N/A	N/A	N/A	N/A	2.0% of average gross assets(16)
__________________

(1)	Represents amount of shares registered to offer pursuant to each Sponsored Company’s public offering, distribution reinvestment plan and follow-on public offering.

(2)	Includes capital raised through dividend reinvestment plans.

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

(8)
NorthStar Healthcare successfully completed its public offering on February 2, 2015 by raising $1.1 billion in capital and its follow-on public offering on January 19, 2016 by raising $0.7 billion in capital.

(9)	Any asset management and other fees incurred by NorthStar/RXR New York Metro will be shared equally between us and RXR Realty, as co-sponsors.

(10)
In October 2015, NorthStar/RXR New York Metro and NorthStar Income II each filed an amended registration statement with the SEC to offer an additional class of common shares. On October 16, 2015, NorthStar Income II’s registration statement was declared effective by the SEC. On November 12, 2015, NorthStar/RXR New York Metro’s registration statement was declared effective by the SEC.

(11)
In December 2015, NorthStar Realty and RXR Realty satisfied NorthStar/RXR New York Metro’s minimum offering amount through the purchase of 0.2 million shares of NorthStar/RXR New York common stock for $2 million in the aggregate. NorthStar/RXR New York Metro began raising capital in the beginning of 2016.

(12)	Offering period subject to extension as determined by the board of directors of each Sponsored Company.

(13)	Offering is for two feeder funds in a master feeder structure.

(14)	We expect to begin raising capital for NorthStar Corporate Fund in early 2016.

(15)	Calculated based on 100% of the net investment income before such incentive fee when such hurdle rate exceeds 7.00% but less than 8.75%, plus 20% when such amount is equal to or in excess 8.75%.

(16)	Calculated excluding cash and cash equivalents.
The following table presents a summary of asset management and other fees we earned from our current Sponsored Companies which are effective (dollar in thousands):

	Years Ended December 31,(1)
	2015			2014			2013
	NorthStar	NorthStar	NorthStar	NorthStar	NorthStar	NorthStar	NorthStar	NorthStar	NorthStar
	Income	Healthcare	Income II	Income	Healthcare	Income II	Income	Healthcare	Income II
Asset management fees	$23,964	$19,021	$11,295	$21,969	$3,406	$2,600	$13,599	$101	$21
Acquisition fees	451	38,747	9,504	8,176	21,206	5,166	10,198	1,346	165
Disposition fees	3,316	113	528	2,456	—	—	1,203	—	—
Total	$27,731	$57,881	$21,327	$32,601	$24,612	$7,766	$25,000	$1,447	$186
__________________

(1)	We expect to begin earning fees from NorthStar/RXR New York Metro and NorthStar Corporate Fund in early 2016.

The following table presents a summary of our current Sponsored Companies which are effective and their capital raising activity for the years ended December 31, 2015, 2014 and 2013 and from inception through February 23, 2016:

				Capital Raised (in thousands)(2)
				Years ended December 31,				From inception through
	Primary Strategy	Offering Amount(1)	Offering Period	2015		2014	2013	February 23, 2016
NorthStar Income	CRE Debt	$1.2 billion	Completed July 2013	$43,783		$42,661	$545,423	$1,247,681
NorthStar Healthcare	Healthcare Equity and Debt	$2.1 billion	Completed January 2016	824,265		867,245	109,243	1,807,174
NorthStar Income II	CRE Debt	$1.65 billion	Ends May 2016	553,300		280,296	27,853	918,185
NorthStar/RXR New York Metro	New York Metro Area CRE Equity and Debt	$2.0 billion	Ends February 2017(3)	2,000	(4)	—	—	2,200
NorthStar Corporate Fund	Middle Market Non-real Estate Business Loans and Securities	$3.2 billion	Ends March 2017(3)	—		—	—	—
Total				$1,423,348		$1,190,202	$682,519	$3,975,240
__________________

(1)	Represents amount of shares registered to offer pursuant to each Sponsored Company’s public offering, distribution reinvestment plan and follow-on public offering.

(2)	Includes capital raised through dividend reinvestment plans.

(3)	Offering period subject to extension as determined by the board of directors of each company.

(4)
In December 2015, NorthStar Realty and RXR Realty satisfied NorthStar/RXR New York Metro’s minimum offering amount through the purchase of 0.2 million shares of NorthStar/RXR New York Metro common stock for $2 million in the aggregate. NorthStar/RXR New York Metro began raising capital in the beginning of 2016.

Distribution Support
NorthStar Realty committed to invest up to $10 million in each of our Sponsored Companies that are in their offering stage. In addition, pursuant to the management agreement between us and NorthStar Realty, NorthStar Realty will commit up to $10 million for distribution support in any Sponsored Company that we may sponsor, up to a total of five new companies per year.
The distribution support agreement related to NorthStar/RXR New York Metro is an obligation of both NorthStar Realty and RXR Realty, where each agreed to purchase up to an aggregate of $10 million in Class A common stock during the two-year period following commencement of the offering, with NorthStar Realty and RXR Realty agreeing to purchase 75% and 25% of any shares purchased, respectively. For the year ended December 31, 2015, NorthStar Realty and RXR Realty purchased 0.2 million shares of NorthStar/RXR New York Metro common stock for $2 million in the aggregate.
The distribution support agreement related to NorthStar Corporate Fund is an obligation of both NorthStar Realty and Och-Ziff, where each agreed to purchase up to an aggregate of $10 million in common stock, of which $1 million was contributed by each as seed capital, during the two-year period following commencement of the offering, with NorthStar Realty and Och-Ziff agreeing to equally purchase any shares.
The distribution support agreement related to NorthStar Capital Fund is an obligation of NorthStar Realty to purchase up to an aggregate of $10 million in common stock, of which $2 million will be contributed as seed capital, during the two-year period following commencement of the offering.
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

	NorthStar Income	NorthStar Healthcare	NorthStar Income II	NorthStar/RXR New York Metro	NorthStar Corporate Fund(5)
Organization and offering costs(1)	$11.0 million(2)	$22.5 million, or 1.5% of the proceeds expected to be raised from the offering(4)	$15.0 million, or 1.0% of the proceeds expected to be raised from the offering(4)	$30.0 million, or 1.5% of the proceeds expected to be raised from the offering(4)	$32.0 million, or 1.0% of the proceeds expected to be raised from the offering(4)
Operating costs(3)	Greater of 2.0% of its average invested assets or 25.0% of its net income (net of 1.25% asset management fee)	Greater of 2.0% of its average invested assets or 25.0% of its net income (net of 1.00% asset management fee)	Greater of 2.0% of its average invested assets or 25.0% of its net income (net of 1.25% asset management fee)	Greater of 2.0% of its average invested assets or 25.0% of its net income (net of 1.25% asset management fee)	N/A
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

(4)	Excludes shares being offered pursuant to dividend reinvestment plans.

(5)	Includes the reimbursement of certain administrative services based on factors such as total assets, revenues or other reasonable methods.
The following table presents a summary of indirect operating costs allocated to our current Sponsored Companies, which are effective (dollars in thousands):

Years Ended December 31,
2015	$36,564
2014(1)	24,000
2013(1)	12,500
________________________

(1)	The six months ended December 31, 2014 and year ended December 31, 2013 represents the periods prior to the NSAM Spin-off.
Financing Strategy
Our organizational documents do not limit our capacity to use leverage or the amount we may use. Our financing objective is to manage our capital structure effectively in order to provide sufficient capital to execute our business strategies and in turn create value for stockholders. We seek to access a wide range of secured and unsecured debt and public and private equity capital sources to fund our investment activities, including repurchases of our common stock. In November 2015, in connection with the Townsend acquisition, we simultaneously obtained a commitment for a $500 million term loan and entered into a $100 million revolving credit agreement, both of which were used to fund the transaction and for general corporate purposes, including repurchases of our common stock. Upon the closing of Townsend, we entered into the $500 million term loan and used the proceeds to repay the revolving credit agreement and for general corporate purposes. In connection with the term loan, we obtained corporate issuer and issue credit ratings from Standard & Poor’s Rating Services, or S&P, and Moody’s Investor Service, or Moody’s, of BBB- and Ba2, respectively. We may, from time to time, use derivative instruments primarily to manage interest rate risk. We do not intend to use derivatives to speculate.

Portfolio Management
Credit risk management is our ability to manage our investments and investments of our Managed Companies in a manner that preserves capital and income and minimizes losses that would decrease income. Upon commencement of operations, we perform portfolio management on behalf of our Managed Companies. We maintain a comprehensive portfolio management process that generally includes day-to-day oversight by the portfolio management and servicing team, regular management meetings and an exhaustive quarterly credit review process. These processes are designed to enable management to evaluate and proactively identify asset-specific credit issues and trends on a portfolio-wide basis. Nevertheless, we cannot be certain that such review will identify all issues within the portfolios of our Managed Companies due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses at our Managed Companies may also stem from investments that are not identified during these credit reviews. We use many methods to actively manage the assets of our Managed Companies such as frequent re-underwriting, dialogue with borrowers/tenants/operators/partners and regular inspections of our Managed Companies’ collateral, modification to debt terms, taking title to collateral or selling assets when we can obtain a price that is attractive relative to its risk. In addition, we seek to utilize services of certain strategic partnerships and joint ventures with third parties with expertise in commercial real estate or other sectors and markets to assist our portfolio management of our Managed Companies. The portfolio management team, under the direction of the Investment Committee, uses many methods to actively manage our asset base to preserve our income and capital.
Regulation
We and our Managed Companies, as applicable, are subject, in certain circumstances, to supervision and regulation by state, federal and international governmental authorities and are subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things:

•	regulate our public disclosures, reporting obligations and capital raising activity;

•	regulate the investment advisory, management and related services we or our affiliates may provide;

•	regulate our broker-dealer;

•	regulate our conduct as an investment adviser;

•	require compliance with applicable REIT rules for our Managed Companies;

•	establish loan servicing standards;

•	regulate credit granting activities;

•	require disclosures to clients;

•	set collection, taking title to collateral, repossession and claims-handling procedures and other trade practices;

•	regulate land use and zoning;

•	regulate the foreign ownership or management of real property or mortgages;

•	regulate the ability of foreign persons or corporations to remove profits earned from activities within the country to the person’s or corporation’s country of origin;

•	regulate tax treatment and accounting standards; and

•	regulate use of derivative instruments and our ability to hedge our risks related to fluctuations in interest rates and exchange rates.

We and our subsidiaries are subject to substantial regulation, including by the SEC, the Jersey Financial Services Commission, or JFSC, the Bermuda Monetary Authority, or BMA, the NYSE, the Financial Industry Regulatory Authority, or FINRA, and other federal, state and local or international governmental bodies and agencies.

Certain of our affiliates are registered with the SEC as investment advisers under the Investment Advisers Act. In addition, certain of our subsidiaries are registered as fund services businesses with the JFSC and investment businesses with the BMA. Such registration results in certain aspects of our asset management business being subject to regulation by the SEC, the JFSC and the BMA and requires our compliance with numerous obligations, including record-keeping requirements, operational procedures and disclosure obligations.
We believe that we are not, and intend to conduct our operations so as not to become, subject to regulation as an investment company under the Investment Company Act. We have relied, and intend to continue to rely, on current interpretations of the staff of the SEC in an effort to continue to qualify for an exemption from registration as an investment company under the Investment

Company Act. For more information on the exemptions that we rely upon refer to Item 1A. “Risk Factors - Risks Related to Regulatory Matters.”
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
As a registered broker-dealer, NorthStar Securities is required by federal law to belong to the Securities Investor Protection Corporation, or SIPC. When the SIPC fund falls below a certain amount, members are required to pay annual assessments to replenish the reserves. Our broker-dealer subsidiary will be required to pay 0.25% of net operating revenues as a special assessment. Through December 31, 2015, NorthStar Securities has incurred an immaterial amount of special assessment charges. The SIPC fund provides protection for securities held in customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances, although NorthStar Securities does not hold any customer accounts.
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
There has also been increased regulatory scrutiny from the SEC, FINRA and state regulators regarding retail products, non-traded REITs and BDCs. Amendments to FINRA rules regarding customer account statements have been approved by the SEC and will be effective on April 11, 2016, which may significantly affect the manner in which retail products, such as our Sponsored Companies, raise capital. Furthermore, as a result of this increased scrutiny, FINRA may impose additional restrictions on sales practices in the independent broker-dealer channel for non-traded REITs.
We are also subject to regulation with respect to certain of our loan servicing activities, such as Regulation AB, which requires certain disclosures regarding our servicing activities and compliance with servicing criteria and also requires that we deliver compliance statements.
We are also responsible for managing the regulatory aspects of our Managed Companies, including compliance with applicable REIT rules. Certain of our Managed Companies have each elected or expect to elect and are qualified and/or expect to qualify or continue to qualify to be taxed as REITs under Section 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. As REITs, such companies must currently distribute, at a minimum, an amount equal to 90% of their taxable income. In addition, such companies must distribute 100% of taxable income to avoid paying corporate federal income taxes. REITs are also subject to a number of organizational and operational requirements in order to elect and maintain REIT status. These requirements include specific share ownership tests and assets and gross income composition tests. If our current Managed Companies fail to continue to qualify as REITs in any taxable year, they will be subject to federal income tax (including any applicable alternative minimum tax) on their taxable income at regular corporate tax rates. Even if such companies qualify for taxation as REITs, they may be subject to state and local income taxes and to federal income tax and excise tax on their undistributed income. In addition, our Managed Companies may acquire healthcare and hotel properties owned through structures permitted by the REIT Investment Diversification and Empowerment Act of 2007, or RIDEA, where they participate directly in the operational cash flow of a property.
Under the Protecting Americans from Tax Hikes Act of 2015, or the PATH Act, enacted on December 18, 2015, several Internal Revenue Code provisions relating to REITs and their stockholders were revised. These new rules were enacted with varying effective dates, some of which were retroactive.
In addition, certain of our Managed Companies will be non-diversified, closed-end management investment companies and BDCs, which intend to qualify as a regulated investment companies, or RICs, under Regulation M of the Internal Revenue Code. The Investment Company Act and the Internal Revenue Code impose numerous constraints on the operations of investment companies and RICs that do not apply to the other types of investment vehicles. We will be responsible for managing compliance with the applicable Investment Company Act and RIC regulations.
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
In the judgment of management, while we do incur significant expense complying with the various regulations to which we are subject, existing statutes and regulations have not had a material adverse effect on our business. However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition and results of operations or prospects.
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
Employees
As of December 31, 2015, we had 276 employees, domestically and internationally. Following our acquisition of Townsend in January 2016, we had 383 employees, domestically and internationally.  We believe that one of our major strengths is the quality and dedication of our people. Most of NorthStar Realty’s employees at the time of the NSAM Spin-off became our employees except for executive officers, employees engaged in NorthStar Realty’s loan origination business at the time of the spin-off and certain other employees that became co-employees of both us and NorthStar Realty.
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
Risks Related to Our Business
We are exploring and evaluating potential strategic alternatives and there can be no assurance that we will be successful in identifying or completing any strategic alternative, that any such strategic alternative will result in additional value for our shareholders or that the process will not have an adverse impact on our business.
On January 11, 2016, we announced that our board of directors is exploring possible strategic alternatives to maximize shareholder value. A strategic alternative may include, but is not limited to, a sale of our company, a merger with another party, a sale of some or all of our assets or another strategic transaction. However, there can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction. Our board of directors may also determine that our most effective strategy is to continue to effectuate our current business plan. The process of exploring strategic alternatives may be time consuming and disruptive to our business operations and, if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We expect to incur substantial expenses associated with identifying and evaluating potential strategic alternatives. No decision has been made with respect to any transaction and we cannot assure you that we will be able to identify and undertake any transaction that allows our shareholders to realize an increase in the value of their common stock or provide any guidance on the timing of such action, if any. We also cannot assure you that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our shareholders than that reflected in the current price of our common shares. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, but not limited to, market conditions, industry trends, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms. In addition, in the NSAM Spin-off, we and NorthStar Realty agreed to indemnify the other for certain tax related matters, including in the event that the NSAM Spin-off and related transactions are determined not to be tax-free. A transaction to sell all or substantially all of our assets, including by way of a merger, generally requires the approval of the shareholders of a majority of our outstanding common shares. Further, any change of control may also require the consent of NorthStar Realty and NorthStar Europe as well as our other Managed Companies. To the extent any strategic alternative involves one or more of our Managed Companies, we will also face certain conflicts of interest. We do not intend to comment regarding the evaluation of strategic alternatives until such time as the board of directors has determined the outcome of the process or otherwise has deemed that disclosure is appropriate. As a consequence, perceived uncertainties related to our future may result in the loss of potential business opportunities and volatility in the market price of our common shares and may make it more difficult for us to attract and retain qualified personnel and business partners.
The asset management business is highly competitive.
The asset management business is highly competitive, driven by a variety of factors including asset performance, the quality of service provided to our Managed Companies, brand recognition and business reputation. A number of factors serve to increase our competitive risks:

•	other asset managers may have greater financial, technical, marketing and other resources and more personnel than we do;

•	other asset managers may offer more products and services than we do, have more diverse sources of revenue or be more adept at developing, marketing and managing new products and services than we are;

•	our Managed Companies may not perform as well as the clients of other asset managers;

•
several other asset managers and their clients have significant amounts of capital and many of them have similar management objectives to ours, which may create additional competition for management and acquisition opportunities;

•
some of these other asset managers’ clients may have a lower cost of capital and access to funding sources that are not available to our Managed Companies, particularly during a period of market dislocation, which may create competitive disadvantages for us with respect to funding opportunities;

•
some of these other asset managers’ clients may have higher risk tolerance, different risk assessment or a lower return threshold or fewer regulatory constraints, which could allow them to facilitate the consideration, acquisition and management by their clients of a wider variety of assets and investments and to advise their clients to bid more aggressively for investment opportunities than we would advise our Managed Companies to bid;

•
there are relatively few barriers to entry impeding new asset management firms and the successful efforts of new entrants into the asset management business is expected to continue to increase competition;

•	some other asset managers may have greater expertise or be regarded by potential clients as having greater expertise with regard to specific assets;

•	other asset managers may have more scalable platforms and may operate more efficiently than us;

•	other asset managers may have better brand recognition than us and there is no assurance that we will maintain a positive brand in the future; and

•	other industry participants may from time to time recruit members of our management team and other employees away from us.
In order to compete effectively, we may seek to enter into lines of business outside of commercial real estate and in which we have limited experience. For instance, NorthStar Corporate Fund, which is our first sponsored non-diversified, closed-end management investment company, had its registration statement declared effective by the SEC in February 2016. In addition, NorthStar Corporate Investment, which is our first sponsored BDC, and NorthStar Capital Fund, a sponsored non-diversified, closed-end management investment company, are both in the process of registration with the SEC.
We may lose opportunities in the future if we do not match fees, structures and terms offered by competitors. Alternatively, we may experience a decreased rate of return and increased risk of loss if we match fees, structures and terms offered by competitors that are not as profitable. Moreover, if we are forced to compete with other asset managers on the basis of price, we may not be able to maintain our current fees. Fees in our industry may decline, without regard to the historical performance of an asset manager. Fee reductions on existing or future funds, without corresponding decreases in our cost structure, would adversely affect our revenues and profitability.
Our inability to effectively compete in these and other areas may have an adverse effect on our business, results of operations and financial condition.
The commercial real estate industry has been and may continue to be adversely affected by economic conditions in the U.S. and global financial markets generally.
Our business and operations are currently dependent on the commercial real estate industry generally, which in turn is dependent upon broad economic conditions in the United States, Europe, China and elsewhere. Recently, concerns over global economic conditions, energy and other commodity prices, geopolitical issues, deflation, Federal Reserve short term rate decisions, foreign exchange rates, the availability and cost of credit, the sovereign debt crisis, the Chinese economy, the U.S. mortgage market and a potentially weakening real estate market in the United States have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and declining business and consumer confidence, may precipitate an economic slowdown, as well as cause extreme volatility in security prices. Global economic and political headwinds, along with global market instability and the risk of maturing commercial real estate debt that may have difficulties being refinanced, may continue to cause periodic volatility in the commercial real estate market for some time. Adverse conditions in the commercial real estate industry could harm our business and financial condition by, among other factors, the tightening of the credit markets, decline in the value of our Managed Companies’ real estate and continuing credit and liquidity concerns.
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

•	lack of uniform accounting standards (including availability of information in accordance with accounting principles generally accepted in the United States, or U.S. GAAP);

•	changes in the social stability or other political, economic or diplomatic developments in or affecting any of the countries where we or our Managed Companies do business;

•	changes in applicable laws and regulations in the United States that affect foreign operations; and

•	legal and logistical barriers to enforcing our contractual rights in other countries.
As a result, our operating infrastructure and expertise may not adequately support our or our Managed Companies’ international activities.
We currently have operations in six countries and substantially all of our revenue in 2015 was derived from our operations outside the United States. Fluctuations in foreign currencies, exchange controls and other restrictions on the repatriation of funds, may significantly affect our operating performance, liquidity and the value of any cash held outside the United States in local currency. In particular, repatriation of earnings generated by our foreign subsidiaries to the United States may be inefficient from a tax perspective. If we decided to repatriate all undistributed repatriable earnings of foreign subsidiaries as of December 31, 2015, we would accrue taxes of approximately $51 million.
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
We are predominantly dependent on NorthStar Realty as one of our Managed Companies, the loss of which, or their inability to pay for our services, could substantially reduce our revenue.
We receive fees from our Managed Companies for our services and through Townsend for services it provides to its managed funds and vehicles. As of the date of this Annual Report, our Managed Companies consist of NorthStar Realty, NorthStar Europe and five operating Sponsored Companies. We have two additional Sponsored Companies that have filed registration statements with the SEC, but that have not yet been declared effective. As of December 31, 2015, over 60% of fees received from our Managed Companies were from NorthStar Realty. If NorthStar Realty were to breach or were unable to satisfy its material obligations under its management agreement with us for any reason, including a failure to pay asset management and other fees under the management agreement, or if NorthStar Realty were to terminate the management agreement for cause, we could suffer significant losses. Such a failure could also lead to a material decline or other adverse effects to our operating results and could harm our ability to conduct our business. Further, the loss or failure of our other Managed Companies or Townsend, their failure to pay us or termination of their management agreements would adversely affect our revenue, results of operations and financial condition. Therefore, our business is subject to the risks of the businesses of our Managed Companies and Townsend. Further, a change in the board of directors at one or more of our Managed Companies could alter their strategies and materially harm our business.
Because the management agreements with our Sponsored Companies are subject to limitation or cancellation, any such termination could have a material adverse effect on our business, results of operations and financial condition.
The agreements under which we provide management and other services to our Sponsored Companies, or any other non-traded company we may sponsor in the future, are renewable upon mutual consent of the parties for an unlimited number of successive one-year periods. These agreements may generally be terminated by each Sponsored Company immediately for cause, or upon 60 days’ written notice, without cause or for good reason, and expire on an annual basis, unless otherwise renewed. Further, we anticipate that our Sponsored Companies will pursue a liquidity transaction in the future and, if successful, any such liquidity transaction could result in termination or expiration of these agreements. There can be no assurance that these agreements will not expire or be terminated. Any such termination or expiration could have a material adverse effect on our business, results of operations, financial condition and prospects.

Our ability to raise capital and attract investors at our current and any future Managed Company is critical to their success and consequently our ability to grow our asset management business.
Our asset management and other fees are significantly driven by our ability to raise capital for our current and any future Managed Company. These risks are dependent on various factors beyond our control, including monetary and fiscal policies, domestic and international economic conditions, political considerations, regulatory issues and capital markets. The effect of such risks on our asset management and other fee agreements may vary based on the management agreement with the respective Managed Company. Refer to “Business” for further information regarding the management agreements with our current Managed Companies.
For instance, the management agreements that we entered into with NorthStar Realty and NorthStar Europe each consist of a base management fee that increases as equity is raised and an incentive fee based on the respective performance of NorthStar Realty and NorthStar Europe, each using CAD as a performance metric. The base management fee currently represents the majority of the fees we receive from NorthStar Realty and NorthStar Europe. The ability of NorthStar Realty and NorthStar Europe to grow is heavily dependent on access to the capital markets to raise equity and/or debt, which is currently constrained compared to recent years. Continuing concerns about deflation, energy and other commodity costs, geopolitical issues, unemployment, a declining real estate market and the availability and cost of credit and equity have contributed to increased volatility and diminished expectations for global economic growth and capital markets activities going forward. To the extent that general capital markets activity continues to deteriorate or comes to a halt (as was the case during the recession that began in 2008), NorthStar Realty and NorthStar Europe, which are both externally managed by us, will have difficulty growing and may retract. This risk is based on micro- and macro-economic market factors including but not limited to disruptions in the debt and equity capital markets and common stock trading prices of certain Managed Companies, resulting in the lack of access to capital or prohibitively high costs of obtaining or replacing capital. If the economic climate in the United States and internationally does not improve or further deteriorates, the markets could suffer another severe downturn and another liquidity crisis could emerge, which could have a material adverse effect on us and our Managed Companies.
The DOL’s proposed regulation expanding the definition of fiduciary investment advice under the Employment Retirement Income Security Act, or ERISA, could adversely affect our financial condition and results of operations.
In 2015, the U.S. Department of Labor, or DOL, proposed to amend the definition of “fiduciary” under ERISA and the Internal Revenue Code. The proposed amendment would broaden the definition of “fiduciary” and make a number of changes to the prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Code (including individual retirement accounts, or IRAs). We cannot predict whether or when the regulation may be finalized, or how any final regulation may differ from the proposed regulation. If the final regulation is issued with provisions substantially similar to the proposed regulation, it could impact our ability to raise funds through public offerings of our Sponsored Companies and our operations, which could adversely affect our financial condition and results of operations.
Our platform may not be as scalable as we anticipate and we could face difficulties growing our business without significant new investment in personnel and infrastructure.
While we believe our platform for operating our business is highly scalable and can support significant growth without substantial new investment in personnel and infrastructure on a relative basis, we may be wrong in that assessment. Our business and assets under management have grown substantially since our spin-off from NorthStar Realty, which has placed additional demands on management and other personnel, as well as our support infrastructure. For instance, as of December 31, 2014, six months following the NSAM Spin-off, our assets under management were $22 billion. As of December 31, 2015, our assets under management were $38 billion. If our business continues to grow substantially, we will need to make significant new investment in personnel and infrastructure to support that growth. We may be unable to make significant investments on a timely basis or at reasonable costs, and our failure in this regard could disrupt our business and operations. In addition, to the extent the current market environment does not improve or continues to deteriorate, we may be inhibited from growing our platform and may need to scale down operations.
We may be subject to the actions of activist shareholders.
We have been the subject of increased activity by activist shareholders. Responding to shareholder activism can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees from executing our business plan. Activist campaigns can create perceived uncertainties as to our future direction, strategy or leadership and may result in the loss of potential business opportunities, harm our ability to attract new investors, customers and joint venture partners and cause our stock price to experience periods of volatility or stagnation. Moreover, if individuals are elected to our board of directors with a specific agenda, our ability to effectively and timely implement our current initiatives, retain and attract experienced executives and employees and execute on our long-term strategy may be adversely affected. Furthermore, there are circumstances in which our term loan financing could accelerate and various change of control payments could arise as a result of the conclusion of a proxy fight.

We may not realize the anticipated benefits of our strategic partnerships and joint ventures.
We have and may continue to enter into strategic partnerships and joint ventures to support the significant growth of our business. We may also make investments in partnerships or other co-ownership arrangements or participations with third parties. For instance, during 2014 and 2015, we entered into strategic partnerships and/or joint ventures with Mr. Flaherty, AHI and Island. We also are co-sponsoring certain Managed Companies with third parties, such as NorthStar/RXR New York Metro, which is co-sponsored with RXR Realty, and NorthStar Corporate Fund and NorthStar Corporate Investment, which are co-sponsored with Och Ziff. In connection with these investments, these partners provide, among other things, property management, investment advisory, sub-advisory and other services to certain of our Managed Companies.
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

•	such joint venture partner may at any time have economic or business interests or goals that are or that become in conflict with our business interests or goals;

•	such joint venture partner may be in a position to take action contrary to our instructions or requests or our policies or objectives;

•	our joint venture partner may not have sufficient personnel or appropriate levels of experience to adequately support our initiatives; and

•	the terms of our joint ventures could restrict our ability to sell or transfer our interest to a third party when we desire on advantageous terms, which could result in reduced liquidity.
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
We have grown, and may continue to determine to grow, our business through the acquisition of asset management contracts or companies, which entails substantial risk.
We have grown, and may continue to determine to grow, our business through the acquisition of asset management contracts or companies. Such acquisitions entail substantial risk. For instance, on January 29, 2016, we completed our acquisition of an 84% interest in Townsend, a manager or adviser to approximately $184 billion of real assets. During our due diligence of such acquisitions, we may not uncover all relevant liabilities and we may have limited, if any, recourse against the sellers. We may acquire asset management contracts or companies that may not be accretive or we could suffer significant losses. We also may not successfully integrate the asset management contracts or companies that we acquire into our business and operations, which could have a material adverse effect on our results of operation and financial condition. Additionally, to the extent such acquisitions result in us diversifying our client base or entering new lines of business, we may be exposed to more litigious natured clients or become subject to new laws and regulations with which we are not familiar, or from which we are currently exempt, potentially leading to increased litigation and regulatory risk.
The development of new products and services may expose NSAM to additional costs or operational risk.
NSAM’s financial performance depends, in part, on its ability to develop, market and manage new products and services. For instance, our Sponsored Company, NorthStar Corporate Fund, which is our first sponsored non-diversified, closed-end management investment company, was declared effective by the SEC in February 2016. We have no prior experience managing a registered closed-end management investment company. The Investment Company Act and the Internal Revenue Code impose numerous constraints on the operations of registered closed-end management investment companies and regulated investment companies that do not apply to the other types of investment vehicles. The failure to comply with such additional regulations may hinder the ability of NorthStar Corporate Fund or any other closed-end management investment company we manage in the future to achieve its investment objective. The development and introduction of new products and services may require significant time and resources, as well as ongoing support and investment. Substantial risk and uncertainties are associated with the introduction of new products and services, including the implementation of new and appropriate operational controls and procedures, shifting client and market preferences, the introduction of competing products or services and compliance with regulatory requirements. Failure to successfully manage these risks may cause NSAM’s revenues and costs to fluctuate and could have an adverse effect on its business and reputation.
Our ability to operate our business successfully would be harmed if key personnel terminate their employment with us.
Our future success depends, to a significant extent, upon the continued services of our key personnel, including our executive officers, which include our Executive Chairman, David T. Hamamoto, our Chief Executive Officer and President, Albert Tylis, and Daniel R. Gilbert, the Chief Investment and Operating Officer of NorthStar Asset Management Group, Ltd, our international subsidiary, in particular. For instance, the extent and nature of the experience of our executive officers and the nature of the relationships they have developed with real estate professionals and financial institutions are critical to the success of our business. We cannot assure stockholders of their continued employment with us. The loss of services of certain of our executive officers could harm our business and our prospects.
Our board of directors has adopted, and will likely continue to adopt, certain incentive plans to create incentives that will allow us to retain and attract the services of key employees. These incentive plans may be tied to the performance of our common stock. Recently, the market price for our common stock has declined. If the market price for our common stock does not improve or if it continues to experience decline and volatility, we may be unable to motivate and retain our management and these other employees. Our inability to motivate and retain these individuals could also harm our business and our prospects. Additionally, competition for experienced real estate professionals could require us to pay higher wages and provide additional benefits to attract qualified employees, which could result in higher compensation expenses to us.
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
As an asset manager our business is highly dependent on information technology systems, including systems provided by third parties over which we have no control. Various measures have been implemented to manage our risks related to the information technology systems, but any failure or interruption of our systems could cause delays or other problems in our activities, which could have a material adverse effect on our financial performance. Potential sources for disruption, damage or failure of our information technology systems include, without limitation, computer viruses, security breaches, human error, cyber attacks, natural disasters and defects in design.
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
We may in the future be involved in litigation matters arising in the ordinary course of business and may potentially be involved in other legal proceedings, including securities class actions and regulatory and governmental investigations. We are unable to predict with certainty the eventual outcome of any litigation we may be involved in. Litigation could be more likely in connection with a change of control transaction or during periods of market dislocation or shareholder activism. Developments adverse to us in legal proceedings to which we may be subject in the future could have a material adverse effect on our financial condition, results of operations or our reputation.

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
We have relied and may increasingly continue to rely on outside capital to fund and grow our business in the future. If our financing and capital needs increase, our business may be adversely affected by disruptions in the debt and equity capital markets and institutional lending market, including the lack of access to capital or prohibitively high costs of obtaining or replacing capital, both domestically and abroad. Access to the capital markets and other sources of liquidity were severely disrupted during the recession that began in 2008. While there have been improvements from that recession, increasing concerns over diminished economic growth, inflation and worldwide economic conditions have recently resulted in a significant deterioration in the markets. If economic conditions do not improve or continue to worsen, we could suffer another severe downturn and another liquidity crisis could emerge. Based on the current conditions, we do not know whether any sources of capital will be available to us in the future on terms that are acceptable to us, if at all. If we cannot obtain sufficient debt and equity capital on acceptable terms, our business and our ability to operate could be severely impacted. For information about our available sources of funds, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and the notes to our consolidated financial statements located in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Adverse changes in our credit ratings could negatively affect our financing ability.
Our credit ratings may affect the amount of capital we can access, as well as the terms and pricing of any borrowings we may incur. There can be no assurance that we will be able to maintain our current credit ratings. In the event that our current credit ratings are downgraded or removed, we would most likely incur higher borrowing costs and experience greater difficulty in obtaining additional financing, which would in turn have a material adverse impact on our financial condition, results of operations, cash flow and liquidity.
We use leverage in connection with our business, which increases the risk of loss associated with our business.
In January 2016, in connection with the Townsend acquisition, we incurred $500 million in new borrowings through a term loan. We may also finance future acquisitions, including repurchases of our common stock, with credit facilities and other term borrowings. We do not restrict the amount of borrowings that we may incur. As of February 26, 2016, we had $500 million of borrowings outstanding. A substantial portion of our borrowings are subject to the risks associated with recourse borrowings. Although the use of leverage may enhance returns and enable us to make investments to grow our business, it may increase our risk of loss, impact of our liquidity and restrict our ability to engage in certain activities.
Our borrowings, among other things, may:

•
require us to dedicate a large portion of our cash flow to pay principal and interest on our borrowings, which will reduce the availability of cash flow to fund working capital, capital expenditures and other business activities;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to post additional reserves and other additional collateral to support our financing arrangements, which could reduce our liquidity and limit our ability to leverage our assets;

•	subject us to maintaining various debt, operating income, net worth, cash flow and other financial covenant ratios;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict our operating policies and ability to make strategic acquisitions, dispositions or exploiting business opportunities;

•	limit our growth abroad;

•	place us at a competitive disadvantage compared to our competitors that have less borrowings;

•	limit our ability to borrow additional funds (even when necessary to maintain adequate liquidity), dispose of assets or make distributions to stockholders; and

•	increase our cost of capital.

We may also use additional financing arrangements in the future. If new borrowings are added to our existing borrowing levels, the related risks that we now face would increase. Further, at the time that any of our outstanding borrowings or new borrowings mature, we may not be able to refinance such borrowings or have the funds to pay them off. If alternative financing is not available on favorable terms, or at all, we may have to liquidate assets at unfavorable prices to pay off such financing.
Our borrowings restrict our ability to engage in certain activities, which could materially adversely affect our growth prospects, financial condition and our ability to make distributions to our stockholders.
We have borrowings, many of which contain covenants restricting our ability to engage in certain activities. In January 2016, we entered into a $500 million term facility for a seven-year term guaranteed by certain of our domestic subsidiaries. As of February 26, 2016, we had $500 million outstanding under our term loan. The term loan and, as applicable, the term loan documentation contain various affirmative and negative covenants, including, among other things, limitations on debt, liens, fundamental changes, investments, acquisitions, dividends and other restricted payments, as well as financial covenants.
In addition, in June 2014, NorthStar Realty provided us with a $250 million revolving credit facility with a five-year term. As of the date of this report, we have no borrowings outstanding under the revolving credit facility. Our borrowing capacity under the revolving credit facility is dependent on, among other things, NorthStar Realty having a certain amount of liquidity. We may also obtain additional facilities in the future. If we cannot generate sufficient cash flow to service our borrowings, we may default and need to seek protection under bankruptcy laws.
Compliance with such covenants restricts our ability to engage in certain transactions, which could materially adversely affect our growth prospects, financial condition and our ability to make distributions to our stockholders. Furthermore, if we determine to prepay our borrowings or fail to comply with such covenants, it may result in us incurring prepayment penalties or defaulting on our borrowings and, as a result, our liquidity may be materially and adversely affected.
There can be no assurance that we will continue to repurchase stock or that we will repurchase stock at favorable prices.
Our board of directors approved a stock repurchase program and may approve additional repurchase programs in the future. The amount and timing of stock repurchases are subject to capital availability and our determination that stock repurchases are in the best interest of our shareholders and are in compliance with all respective laws and our agreements applicable to the repurchase of stock. Our ability to repurchase stock will depend upon, among other factors, our cash balances and potential future capital requirements, results of operations, financial condition and other factors beyond our control that we may deem relevant. A reduction in, or the completion or expiration of, our stock repurchase program could have a negative effect on our stock price. We can provide no assurance that we will repurchase stock at favorable prices, if at all. Further, to the extent we incur borrowings to finance stock repurchases, our leverage will be increased, which increases the risk of loss associated with our business.
We are subject to federal and applicable state and local income tax and our future effective tax rates could be affected by the allocation of our income among different geographic regions, challenges to our international structure and tax law changes, which could affect our future operating results, financial condition and cash flows.
We are fully taxable as a corporation for federal income tax purposes. Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. Our consolidated pre-tax income is subject to foreign tax at relatively lower tax rates when compared to the U.S. federal statutory tax rate and, as a consequence, our effective income tax rate is expected to be lower than the U.S. federal statutory rate. However, we are subject to changing tax laws, treaties, and regulations in multiple jurisdictions in which we operate. These tax laws, treaties and regulations are highly complex and subject to interpretation. In addition, it is possible that the valuation of our contractual arrangements between us and our wholly owned foreign subsidiaries, as well as our transfer pricing generally, could be challenged. Moreover, legislation has been proposed that, if enacted, would classify certain foreign corporations that are managed and controlled primarily in the United States as domestic corporations for United States tax purposes, which could adversely affect the relative mix of United States and international income. We cannot predict whether this or other similar legislative proposals will become law. Thus, our future effective income tax rates could be adversely affected if tax authorities challenge our international structure, the relative mix of United States and international income changes for any reason, or tax laws were to change in the future. In addition, our effective tax rate may increase due to increases in expenses not deductible for tax purposes. For example, if we do not have a new equity incentive plan approved by shareholders in 2016, we will not be permitted to take advantage of certain tax deductions under Section 162(m) of the Internal Revenue Code with respect to certain equity and cash awards issued pursuant to our equity incentive plan. While we intend to seek shareholder approval of an equity incentive plan that will permit such deductions, there is no guarantee shareholder approval will be obtained. Accordingly, there can be no assurance that our income tax rate will be less than the United States federal statutory rate in future periods.

We believe CAD, a non-GAAP measure, provides a meaningful indicator of our operating performance; however, CAD should not be considered as an alternative to net income (loss) determined in accordance with U.S. GAAP as an indicator of operating performance.
Management primarily uses CAD, among other measure, to evaluate profitability. In addition, the incentive fees to which we are entitled pursuant to our management agreements with each of our NorthStar Listed Companies are determined using such NorthStar Listed Company’s CAD as a performance metric. We believe that CAD is useful because it adjusts net income (loss) for a variety of non-cash, one-time and certain non-recurring items. We calculate CAD by subtracting from or adding to net income (loss): equity-based compensation, depreciation related items, amortization of deferred financing costs, foreign currency gains (losses), straight-line rent, adjustments for joint ventures, deferred tax benefit (expense) related to timing differences that are not expected to reverse in the current year, unrealized (gain) loss from fair value adjustments and transaction and other costs. In future periods, such adjustments may include impairment on goodwill and other intangibles and other one-time events pursuant to changes in U.S. GAAP and certain other non-recurring items. These items, if applicable, include any adjustments for unconsolidated ventures.
CAD should not be considered as an alternative to net income (loss) attributable to common stockholders, non-controlling interests attributable to the Operating Partnership and the following items: determined in accordance with U.S. GAAP, as an indicator of operating performance. In addition, our methodology for calculating CAD involves subjective judgment and discretion, and may differ from the methodologies used by other comparable companies when calculating the same or similar supplemental financial measures and may not be comparable with these companies. Any guidance we may give regarding CAD or other measures will involve assumptions and significant judgment and actual results may be materially different.
Risks Related to the Townsend Acquisition
We may not realize the anticipated benefits of the Townsend acquisition.
The acquisition of Townsend is expected to result in certain benefits to us, including, among others, providing us the potential to grow our revenue from Townsend’s base management fees, leverage our and Townsend’s respective platforms to drive future growth, and achieve our expected earnings accretion. There can be no assurance, however, regarding when or the extent to which we will be able to realize these and any other benefits we expect from the transaction, which may be difficult, unpredictable and subject to delays. There may also be potential unknown or unforeseen liabilities, increased expenses, delays or regulatory conditions associated with the Townsend acquisition, all of which could have a material adverse effect on Townsend and could prevent us from realizing the benefits of the acquisition.
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
The success of Townsend and our acquisition of Townsend depends, to a significant extent, upon the continued services of Townsend’s key personnel, including its executive officers, to operate Townsend’s day-to-day business. For instance, the extent and nature of the experience of Townsend’s executive officers and the nature of the relationships they have developed with Townsend’s clients are critical to the success of Townsend. Although certain of Townsend’s existing management received equity interests in us, retained equity interests in Townsend and are subject to employee and non-competition agreements, there can be no assurances that Townsend’s key personnel will continue employment with Townsend. The loss of key Townsend personnel could harm the Townsend business and could impact negatively, or cause us to not realize, the anticipated benefits of the transaction to us.
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

•	investment objectives, strategy and criteria;

•	cash requirements and amount of funds available;

•	effect of the investment on the diversification of the portfolio, including by geography, size of investment, type of investment and risk of investment;

•	leverage policy and the availability of financing for the investment by each entity;

•	anticipated cash flow of the asset to be acquired;

•	income tax effects of the purchase;

•	the size of the investment;

•	the amount of funds available;

•	cost of capital;

•	risk return profiles;

•	targeted distribution rates;

•	anticipated future pipeline of suitable investments;

•	the expected holding period of the investment and the remaining term of our Managed Companies, if applicable;

•	affiliate and/or related party considerations; and

•	whether a strategic vehicle has received a special allocation (as defined in the investment allocation policy).
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
In addition, under this policy, our investment professionals may consider the investment objectives and anticipated pipeline of future investments of the investment vehicles that we manage. We may choose, for a variety of reasons, to direct investment opportunities to a particular Managed Company as opposed to other Managed Companies. The decision of how any potential investment should be allocated among our Managed Companies, our strategic partnerships or our joint ventures for which such investment may be suitable may, in many cases, be a matter of subjective judgment which will be made by us.
We may also have interests in third parties, such as management firms which manage certain of our Managed Companies’ properties for a fee, which may cause our interests to differ from those of our Managed Companies. In addition, subject to compliance with Investment Adviser Act rules, we may allow our Managed Companies to enter into principal transactions with us or cross-transactions with other Management Companies or strategic vehicles. For certain cross-transactions, we may receive a fee from the managed company and conflicts may exist. If our interests and those of Townsend or our Managed Companies are not aligned, we may face conflicts of interests that result in action or inaction that is detrimental to us, our Managed Companies, our strategic partnerships or our joint ventures.
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
We are paid substantial fees for the services we and our subsidiaries provide to our Managed Companies and we are also reimbursed by our Managed Companies for costs and expenses we incur and pay on their behalf.  Our Managed Companies reimburse us, subject to certain limitations and exceptions, for both direct expenses as well as indirect costs, including our personnel and employment costs.  The costs and expenses that we allocate to our Managed Companies can be substantial and may involve subjective judgment and discretion. There are conflicts of interest that arise when we make allocation determinations.  For the year ended December 31, 2015, we allocated $10 million and $37 million in costs to our NorthStar Listed Companies and our Managed Companies, respectively.  Our Managed Companies could dispute the amount of costs we allocate to them and the methodologies we use to determine those amounts.  Any dispute or investigation regarding our allocation of costs and expenses could be distracting, expensive and harmful to our reputation as well as have other adverse effects on our company and future operating performance, including the potential that our Managed Companies could seek to terminate their relationship with us.
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
In connection with the NSAM Spin-off, we entered into various agreements with NorthStar Realty governing our relationship with NorthStar Realty subsequent to the NSAM Spin-off. These agreements provide that all liabilities and obligations attributable to periods prior to the NSAM Spin-off remain with NorthStar Realty, except for the liabilities for which NorthStar Realty agreed to contribute cash to us to enable us to pay such liabilities. We and NorthStar Realty also agreed to provide each other with indemnities with respect to liabilities arising out of the period after the NSAM Spin-off. If NorthStar Realty were to fail to provide this indemnity and we were found liable, our financial condition and results of operation could be materially and adversely affected.
In addition, NorthStar Realty has agreed to provide certain loan origination services to us. Our ability to fulfill our business strategy relies upon NorthStar Realty providing these services and any failure to do so could have an adverse effect on our business.
We also have entered into selling agreements with certain of our Sponsored Companies and third parties pursuant to which we agreed to indemnify such third parties against certain breaches by the applicable Sponsored Company. We have and may continue to enter into similar arrangements in the future. If our Sponsored Companies fail to fulfill their obligations under these agreements, our potential liability as a result of our indemnification obligations could materially adversely affect our business and performance.

Risks Related to Regulatory Matters
We are subject to substantial regulation, numerous contractual obligations and extensive internal policies and failure to comply with these matters could have a material adverse effect on our business, financial condition and results of operations.
We and our subsidiaries are subject to substantial regulation, numerous contractual obligations and extensive internal policies. Given our organizational structure, we are subject to or expect to be subject to regulation by the SEC, the NYSE, FINRA and other federal, state and local or international governmental bodies and agencies. We are also responsible for managing the regulatory aspects of our Managed Companies, including compliance with applicable REIT and regulatory investment company rules and, with respect to certain healthcare assets, federal, state and local laws, regulations and industry standards governing healthcare operators. These regulations are extensive, complex and require substantial management time and attention. If we fail to comply with any of the regulations that apply to our business, we could be subjected to extensive investigations as well as substantial penalties, and our business and operations could be materially adversely affected.
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
Certain of our subsidiaries are registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Investment Advisers Act, and/or as a fund services business in the Bailiwick of Jersey or an investment business with the Bermuda Monetary Authority, which could hinder our operating performance and negatively impact our stockholders’ return on investment.
Certain of our subsidiaries are registered with the SEC as investment advisers under the Investment Advisers Act and as a fund services business by the JFSC and an investment business with the BMA. Such registration results in certain aspects of our asset management business being subject to regulation by the SEC, the JFSC and the BMA. The Investment Advisers Act, in particular, requires registered investment advisers to comply with numerous obligations, including compliance, record-keeping, operating and marketing requirements, disclosure obligations and limitations on certain activities. Investment advisers also owe fiduciary duties to their clients. These regulatory and fiduciary obligations may result in increased costs or administrative burdens or otherwise adversely impact our business, including by preventing us from recommending investment opportunities that otherwise meet the respective investment criteria of our Managed Companies. Our subsidiaries that serve as advisors to our Managed Companies have only recently registered as investment advisers and/or fund managers and therefore have limited experience in complying with applicable investment adviser and/or fund manager regulations. If we do not comply with these requirements, we may not be able to provide management services to our Managed Companies to the extent they invest in securities.
The failure of our subsidiaries to comply with these regulations could cause the SEC, the JFSC or the BMA to institute proceedings and impose sanctions, termination of our registration or prohibition from serving as an adviser and/or manager to certain funds and could lead to litigation by investors in our Managed Companies or harm to our reputation, any of which could cause our business and operations to be materially adversely affected.
If we are deemed an investment company under the Investment Company Act, our business would be subject to applicable restrictions thereunder, which could make it impracticable for us to continue our business as contemplated and would have a material adverse impact on the market price of our common stock.
We do not believe that we are an “investment company” under the Investment Company Act because the nature of our assets excludes us from the definition of an investment company under the Investment Company Act. In addition, we believe our company is not an investment company pursuant to Rule 3a-1 of the Investment Company Act because we have no more than 45% of our assets invested in and derive no more than 45% of our income from investment securities. We intend to conduct our operations so that we will not be deemed an investment company. If we were to be deemed an investment company, however, we would be required to register as an investment company and restrictions imposed by the Investment Company Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and would have a material adverse effect on our businesses and the price of our common stock.
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
Government and self-regulatory organizations have significant influence over the regulatory framework under which our company operates. In the past, these organizations have undertaken significant measures to influence market forces including quantitative easing, direct capital infusions into struggling industries or other programs and strategies.
Such intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. It is impossible to predict what, if any, additional interim or permanent governmental restrictions may be imposed on the markets and the effect of such restrictions on us and our results of operations. There is a high likelihood of significantly increased regulation of the financial markets that could have an impact on our operating results and financial condition.
Risks Related to the Businesses of Our Managed Companies
The risks associated with our Managed Companies’ businesses that could adversely affect their ability to grow their assets, generate revenue and pay our asset management fee are risks to our business.
We provide asset management and other services to our Managed Companies. In connection with these services, our Managed Companies pay us periodic asset management fees as well as certain other fees, as provided for under the governing agreements. These agreements also provide for the allocation of certain general corporate and administrative expenses, employee benefits, taxes and certain other liabilities and obligations. The risks associated with each of our Managed Companies’ businesses could adversely affect their ability to carry out their respective business plans and continue operating as going concerns. As a result, the risks to their businesses could affect their ability to pay us our asset management and other fees or reimburse us for expenses that are allocated to them, which would therefore adversely affect our ability to grow our business.
Our Managed Companies are currently public companies and their filings with the SEC detail the risks associated with the businesses of our Managed Companies. These risks include, but are not limited to, the following risks that could particularly impact their ability to raise capital if applicable, maintain adequate liquidity, make new investments and pay us our asset management and other fees, thereby adversely affecting our business, results of operations and financial condition:

•	our Managed Companies rely on outside sources of capital that have been challenged by U.S. and global economic and market conditions;

•
challenging economic and financial market conditions could significantly reduce the amount of income our Managed Companies earn on their investments and reduce the value of their investments, harming their ability to raise funds, if applicable, maintain adequate liquidity and make new investments;

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

•
our Managed Companies may be unable to obtain financing required to originate or acquire investments as contemplated in their business plan and refinance existing assets, which could compel our Managed Companies to restructure or abandon a particular origination or acquisition and harm their ability to expand their businesses;

•
certain of our Managed Companies, including NorthStar Realty, have portfolios that are highly leveraged, which may adversely affect the return on their investments or make it difficult to maintain liquidity and pay management fees to us, particularly during periods of market distress;

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

•	complying with REIT, RIC or BDC requirements may cause our Managed Companies to forego otherwise attractive opportunities or liquidate otherwise attractive investments.
Additional risks associated with the healthcare assets of NorthStar Realty and the business of NorthStar Healthcare include:

•
the healthcare industry is highly competitive and we expect it to become more competitive with increasing supply and such competition may affect the ability of NorthStar Realty, NorthStar Healthcare or any other companies we may manage to make acquisitions or may increase the cost of these acquisitions which, in turn, could materially adversely affect their business, financial condition and results of operations;

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

•	government budget deficits could lead to a reduction in Medicare and Medicaid reimbursement as well as substantial delays in payments;

•	adverse trends in healthcare provider operations may negatively affect lease revenue and the business of NorthStar Realty, NorthStar Healthcare or any other companies we may manage; and

•	we may not realize the benefits we expect from the strategic arrangement with Mr. Flaherty or AHI.
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
In February 2014, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc., each of their external advisors and the chief executive officer and the chief financial officer of each of the REITs entered into a cease and desist order with the SEC and agreed to pay approximately $1.5 million in civil fines in the aggregate. Although the respondents did not admit or deny any wrongdoing, the cease and desist order stated that the REITs made material misrepresentations regarding the valuation of the securities sold through their dividend reinvestment plans, had failed to maintain sufficient disclosure controls and procedures to meaningfully evaluate whether the value of the securities had changed, failed to disclose numerous related party transactions and failed to disclose significant compensation paid by the advisors to the REITs and by the founder to the executive officers of the REITs. The above-referenced proceedings and related matters have resulted in increased regulatory scrutiny from the SEC, FINRA and state regulators regarding non-traded companies. In addition, certain non-traded REIT sponsors have recently been the subject of Federal investigations, as widely reported in the press. The increased media attention and negative publicity surrounding these matters may adversely impact capital raising in the non-traded REIT industry. Furthermore, amendments to FINRA rules regarding customer account statements have been approved by the SEC and will be effective on April 11, 2016, which may significantly affect the manner in which non-traded companies raise capital. These amendments may cause a significant reduction in capital raised by non-traded companies. In addition, the Obama administration has also proposed additional rules imposing fiduciary and other standards on sales practices of broker-dealers and the impact of any such rules, if adopted, although uncertain, could adversely affect the distribution of securities by our Sponsored Companies.
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
We intend to expand our business by managing additional non-traded companies. Currently, three of our Sponsored Companies are in their offering stage, including NorthStar Corporate Fund, whose registration statement was declared effective by the SEC in February 2016. In addition, each of NorthStar Capital Fund and NorthStar Corporate Investment has filed or confidentially submitted a registration statement to the SEC. The number of entrants in the non-traded space has grown significantly over the last couple of years. Based on publicly-available information, as of February 26, 2016, there were 51 active non-traded REITs and business development companies in the marketplace and 12 others have filed registration statements, which are not yet effective. As a result, we will be subject to significant competition from these and other companies seeking to raise capital in the non-traded space. There can be no assurance that we will be able to compete successfully against current and future competitors and raise capital through our non-traded companies. In addition, there can be no assurance that any non-traded companies we may sponsor or co-sponsor in the future will have their respective registration statement declared effective by the SEC or raise the maximum offering amounts as stated in the respective prospectus of such non-traded company.
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

There is no assurance NorthStar Securities will be able to successfully raise capital for our Sponsored Companies or any other new entities we may manage or that it will be able to enter into any additional third-party selling agreements.
NorthStar Securities may be unable to raise capital for NorthStar Income II, NorthStar/RXR New York Metro, NorthStar Corporate Fund or any other new entities that we may manage or co-manage, which would restrict our growth and harm our operations. We and NorthStar Securities have entered into, and will seek to enter into, additional third-party selling agreements in order to raise capital for our Sponsored Companies. NorthStar Securities may seek to raise capital for unaffiliated third parties. There is no assurance, however, that we will be able to enter into additional third-party selling agreements on favorable terms, or at all, which would hinder or even cease our ability to raise capital for our Sponsored Companies. If our Sponsored Companies fail to fulfill their obligations under these agreements, our potential liability as a result of our indemnification obligations could materially adversely affect our business and performance. Additionally, significant declines in asset value and reductions in distributions in our Sponsored Companies could cause us to lose third-party selling agreements and limit our ability to sign future third-party selling agreements.
In addition, if the proposed DOL amendments to the definition of “fiduciary” are issued with provisions substantially similar to the proposed regulation, it could have a significant adverse effect on the marketing by NorthStar Securities of investments in shares of our Sponsored Companies to such plans or accounts. Further, recent amendments to FINRA rules regarding customer account statements could also have an adverse effect on sales of shares of our Sponsored Companies.
Risks Relating to Ownership of our Common Stock
The market price and trading volume of our common stock has been and may continue to be volatile and, as a result, our stock price could experience substantial declines.
Our common stock has been, and may continue to be, volatile. Due to recent concerns over global economic conditions, the stock market and in particular the market for real estate and asset management companies, has experienced significant price and volume fluctuations in the past year. These conditions have caused increased pressure on our stock price and may potentially lead to increased litigation or shareholder activism. The market price of our common stock could also fluctuate significantly for many reasons, including in response to the risk factors listed in this Annual Report on Form 10-K or for reasons unrelated to our specific performance, such as investor perceptions, reports by industry analysts or negative developments with respect to us or our Managed Companies, as well as third parties. If economic conditions do not improve and our stock price continues to experience volatility and valuation decline, our business model, financial condition, results of operations and prospects for future growth may be materially adversely affected.
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
Our plan, to the extent that market conditions permit, is to grow our business and expand into new investment strategies, geographic markets and businesses. Our organizational documents do not limit us to the management of commercial real estate assets. Accordingly, we may pursue growth through acquisitions of asset management contracts or companies, acquisitions of critical business partners or other strategic initiatives. To the extent we make strategic investments or acquisitions, undertake other strategic initiatives or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with: (i) the required investment of capital and other resources; (ii) the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk; (iii) combining or integrating operational and management systems and controls; and (iv) the broadening of our geographic footprint, including the risks associated with conducting operations in non-U.S. jurisdictions. Diversification of our client base or entry into certain lines of business may expose us to more litigious natured clients or subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. If a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. Our strategic initiatives include joint ventures, which subject us to additional risks and uncertainties in that we are dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control. Any of these investments or initiatives could detract from management’s time and resources and create greater potential for conflicts of interests.
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
The Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, we are required to document and test our internal control procedures, our management is required to assess and issue a report concerning our internal control over financial reporting and our independent auditors are required to issue an opinion on their audit of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our auditors identify material weaknesses in our internal controls, investor confidence in our financial results may weaken and our stock price may suffer. For instance, accounting irregularities recently discovered at other companies have caused the SEC to launch an inquiry, stockholders to initiate lawsuits, executives to resign, the stock price to significantly decrease and the firm’s reputation to be questioned by stockholders and the press.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices are located in leased office space at 399 Park Avenue, New York, New York. As of December 31, 2015, we lease our offices in the following locations (dollars in thousands):

Location	Lease Expiration	Current Annual Rent
New York, New York	Aug-2017	$2,762
London, United Kingdom	Jun-2019	259
Pembroke, Bermuda	Aug-2019	287
Denver, Colorado	Dec-2016	223
Senningerberg, Luxembourg	Jun-2019	275
Los Angeles, California	Apr-2017	209
Bethesda, Maryland	Sept-2017	206
Dallas, Texas	Sept-2019	146
Total		$4,367
We do not own any real property. We consider these leased office spaces to be suitable and adequate for the management and operations of our business. Following our acquisition of Townsend in January 2016, we have offices in Cleveland, Ohio, Hong Kong, China and San Francisco, California.
Item 3. Legal Proceedings
We may be involved in various litigation matters arising in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, any current legal proceedings are not expected to have a material adverse effect on our financial position or results of operations. Refer to Note 7. “Commitments and Contingencies” in Item 8. “Financial Statements and Supplementary Data” for further disclosure regarding legal proceedings.
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
Our common stock is listed on the NYSE under the symbol “NSAM.” The following table presents the high, low and last sales prices for our common stock, as reported on the NYSE, and dividends per share with respect to the periods indicated:

Period	High	Low	Close	Dividends
2015
Fourth Quarter	$15.35	$10.61	$12.14	$0.10
Third Quarter	$19.37	$13.60	$14.36	$0.10
Second Quarter	$24.00	$18.49	$18.49	$0.10
First Quarter	$24.75	$20.56	$23.34	$0.10
2014
Fourth Quarter	$22.66	$16.46	$22.57	$0.10
Third Quarter	$20.00	$17.72	$18.42	$0.10
_______________________

(1)	On February 24, 2016, we declared a dividend of $0.10 per share of common stock. This dividend will be paid on March 11, 2016 to stockholders of record as of the close of business on March 7, 2016.
The following table presents our dividends declared on common stock, on a per share basis, for the years ended 2015 and 2014:

Declaration Date	Dividend
2015
November 3	$0.10
August 4	$0.10
May 5	$0.10
February 25	$0.10
2014
October 30(1)	$0.10
___________________

(1)	On October 30, 2014, we declared our first dividend of $0.10 on common stock, on a per share basis, for the three months ended September 30, 2014.
Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of our dividend policy. On February 25, 2016, the closing sales price for our common stock, as reported on the NYSE, was $11.56. As of February 24, 2016, there were 282 record holders of our common stock and 188,995,233 shares outstanding. This figure does not reflect the beneficial ownership of shares held in nominee name.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides the information with respect to purchases made by us of our common stock during the fourth quarter December 31, 2015:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)(2)
November 1- November 30	5,860,600	$13.51	6,122,200	$315,850,002
December 1- December 31	1,676,947	$12.48	7,799,147	$294,922,342
__________________

(1)
On April 20, 2015, we announced that our board of directors authorized the repurchase of up to $400 million of our outstanding common stock. The authorization expires on April 19, 2016, unless otherwise extended by our board of directors. There were no repurchases made during October 2015.

(2)	Since announcement, we acquired 8 million shares for $105 million, with $295 million remaining under the authorization.

Item 6. Selected Financial Data
The information below should be read in conjunction with “Forward-Looking Statements,” Part I, Item 1A. “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included in Part II, Item 8. “Financial Statements and Supplementary Data,” included in this Annual Report on Form 10-K.
The selected historical consolidated information presented for the five years ended December 31, 2015 relates to our operations and has been derived from our audited combined consolidated statements of operations included in this Annual Report on Form 10-K or our Registration Statement on Form 10, as amended. The consolidated financial statements for the year ended December 31, 2014 includes: (i) our results of operations for the six months ended December 31, 2014 which represents our activity following the NSAM Spin-off; and (ii) results of operations for the six months ended June 30, 2014, which represents a carve-out of its historical financial information including revenues and expenses attributable to us related to NorthStar Realty’s historical asset management business. Our historical financial information for the three years ended December 31, 2013 were prepared on the same basis as the six months ended June 30, 2014. As a result, the year ended December 31, 2015 may not be comparable to the prior periods presented.

	Years Ended December 31,
	2015	2014	2013	2012	2011
Operating Data:	(Dollar in thousands, except per share data)
Asset management and other fees, related parties	$307,988	$147,738	$26,633	$8,112	$993
Selling commission and dealer manager fees, related parties	126,907	110,563	62,572	42,385	12,024
Commission expense	117,390	104,428	57,325	38,506	10,764
Interest expense	778	—	—	—	—
Total general and administrative expenses	159,203	106,572	32,873	29,287	27,814
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	140,991	21,761	(1,995)	(17,322)	(25,682)
Equity in earnings (losses) of unconsolidated ventures	1,625	(1,039)	—	—	—
Income (loss) before income taxes benefit (expense)	142,616	20,722	(1,995)	(17,322)	(25,682)
Income tax benefit (expense)	(21,869)	(1,622)	—	—	—
Net income (loss)	120,747	19,100	(1,995)	(17,322)	(25,682)
Net income (loss) attributable to NorthStar Asset Management Group Inc. common stockholders	119,794	19,100	(1,995)	(17,322)	(25,682)
Earnings (loss) per share:
Basic	$0.61	$0.10	$(0.01)	$(0.09)	$(0.14)
Diluted	$0.60	$0.10	$(0.01)	$(0.09)	$(0.14)
Dividends per share of common stock(1)	$0.40	$0.20	N/A	N/A	N/A
_________________

(1)	On October 30, 2014, we declared our first dividend of $0.10 on common stock, on a per share basis, for the three months ended September 30, 2014.

	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:		(Dollars in thousands)			(Unaudited)
Cash	$84,707	$109,199	$7,537	$6,643	$2,047
Investments in unconsolidated ventures	88,069	54,480	—	—	—
Securities, at fair value	46,215	—	—	—	—
Total assets	374,821	263,869	31,709	20,257	8,315
Total borrowings	100,000	—	—	—	—
Total liabilities	198,078	62,121	3,341	2,382	1,501
Total equity	176,743	201,748	28,368	17,875	6,814

	Years Ended December 31,
	2015	2014	2013	2012	2011
Other Data:	(Dollars in thousands)
Cash flow provided by (used in):
Operating activities	$158,118	$46,721	$(6,363)	$(19,563)	$(22,847)
Investing activities	(72,639)	(43,582)	—	—	—
Financing activities	(109,442)	98,933	7,257	24,159	23,627
Effect of foreign exchange rate changes on cash	(529)	(410)	—	—	—

We began using CAD upon commencement of operations in third quarter 2014 as a non-GAAP measure of our operating performance. CAD for the year ended December 31, 2015 was $199 million. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measure” for details on the calculation of CAD including a reconciliation of CAD to net income (loss) attributable to common stockholders calculated in accordance with U.S. GAAP.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8. “Financial Statements and Supplementary Data” and risk factors in Part I. Item 1A “Risk Factors” of this report. References to “NSAM,” “we,” “us” or “our” refer to NorthStar Asset Management Group Inc. and its subsidiaries unless the context specifically requires otherwise.
Introduction
We are a global asset management firm focused on strategically managing real estate and other investment platforms in the United States and internationally. We commenced operations on July 1, 2014 upon the NSAM Spin-off. The NSAM Spin-off was in the form of a tax-free distribution to NorthStar Realty’s common stockholders where each NorthStar Realty common stockholder received shares of our common stock on a one-for-one basis. At the same time, NorthStar Realty became externally managed by our affiliate through a management contract with an initial term of 20 years. NorthStar Realty continues to operate its CRE debt origination business. Most of NorthStar Realty’s employees at the time of the NSAM Spin-off became our employees.
On October 31, 2015, NorthStar Realty completed the previously announced NRE Spin-off into a separate publicly-traded REIT, NorthStar Europe. We manage NorthStar Europe pursuant to a long-term management agreement, on substantially similar terms as our management agreement with NorthStar Realty.
We are organized to provide asset management and other services to our Managed Companies, or any other companies we may sponsor in the future, both in the United States and internationally. Our Managed Companies have historically invested in the CRE industry. We seek to expand the scope of our asset management business beyond real estate into new asset classes and geographies by organically creating and managing additional investment vehicles or through acquisitions, strategic partnerships and joint ventures.
We earn asset management and other fees, directly or indirectly, pursuant to management and other contracts and direct investments. In addition, we own NorthStar Securities, a captive broker-dealer platform registered with the SEC which raises capital in the retail market for our Sponsored Companies.
As of December 31, 2015, adjusted for Townsend and sales, acquisitions and commitments to sell or acquire investments by our Managed Companies, we had $38 billion of assets under management. In addition, inception to date, we invested $100 million in direct investments in entities that manage $10 billion, including assets held by our Managed Companies, across a variety of asset classes. We may also make opportunistic investments that take advantage of market dynamics, such as our recent purchases of NorthStar Realty common stock.
Townsend Acquisition
On January 29, 2016, we acquired an approximate 84% interest in Townsend, a leading global provider of investment management and advisory services focused on real assets. Founded in 1983, Townsend is the manager or advisor to approximately $184 billion of real assets. Townsend’s management team owns the remainder of the business and continues to direct day-to-day operations. We acquired the interest in Townsend for approximately $383 million, subject to customary post-closing adjustments. In connection with the acquisition, we obtained a $500 million term loan, which was used to fund the transaction, repay in full the amount outstanding under our revolving credit agreement and for general corporate purposes, including repurchases of our common stock.
Strategic Opportunities
In January 2016, our board of directors announced that it had engaged Goldman Sachs to assist us in exploring strategic alternatives to maximize shareholder value. There is no assurance that this exploration will result in any transaction being announced or consummated.
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

•
Corporate/other - Includes corporate level general and administrative expenses, as well as special servicing on a fee basis in connection with certain securitization transactions. In addition, includes opportunistic investments, such as our recent purchase of NorthStar Realty’s common stock.

Sources of Operating Revenues and Cash Flows
We primarily generate revenue from asset management and other fee income pursuant to contractual arrangements with our Managed Companies. We also generate revenue from commission income from selling equity in our Sponsored Companies. Effective July 1, 2014, we began generating revenue from asset management and other fee income from NorthStar Realty in addition to our Sponsored Companies. Effective November 1, 2015, we began generating revenue from asset management and other fee income from NorthStar Europe. Additionally, we record equity in earnings and receive distributions from our unconsolidated ventures.
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
Outlook and Recent Trends
As an asset manager, we and the assets of our Managed Companies are impacted by general market and economic conditions. We have focused to date on strategically managing our real estate investments platform but we may determine to expand the breadth of our business. Historically, we have principally managed U.S. CRE assets and have more recently expanded internationally. Consequently, global markets and economic conditions will have an impact on our business.
The U.S. economy has improved, with the Federal Reserve raising the Federal Funds Rate for the first time in nine years in December 2015. Concerns remain regarding low inflation in the United States, a stronger U.S. dollar, slow global growth and international market volatility. Many other global central banks are easing monetary conditions to combat their low inflation and stagnant growth. Recently, concerns over global economic conditions, geopolitical issues, deflation, foreign exchange rates, the availability and cost of credit, the sovereign debt crisis, the Chinese economy, the U.S. mortgage market and a potentially weakening real estate market in the United States have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and declining business and consumer confidence, may precipitate an economic slowdown, as well as cause extreme volatility in security prices. The concern of a possible recession is resulting in uncertainty regarding the timing of the next Federal Reserve increase to the Federal Funds Rate.
The European economy continues to steadily recover. However, regional disparities continue to persist as economies recover at different speeds. We believe that the European Central Bank’s recently expanded “quantitative easing” program, which the European Central Bank president has signaled could be further expanded if necessary, along with historically low interest rates, the depreciation of the euro and lower energy prices has nonetheless created a compelling long-term investment environment in Europe. As financial institutions continue to deleverage, we anticipate that there will be further opportunities to acquire portfolios and assets at an attractive long term basis.
Given market conditions at the end of 2015 and into 2016, our NorthStar Listed Companies are constrained by their inability to access the capital markets. CRE fundamentals remain relatively healthy across U.S. property types. Robust investor demand in 2014 for commercial real estate increased transaction activity and prices as rent and vacancy fundamentals improved across most property sectors and continued to improve in 2015, especially in the real estate private markets. However, property price appreciation has slowed and the markets may be in the later stage of the current real estate cycle and could lead to a recession.
Global economic and political headwinds, along with global market instability and the risk that maturing commercial real estate debt may have difficulties being refinanced, among other factors, may continue to cause periodic volatility in the commercial real estate market for some time. It is currently estimated that approximately $1.4 trillion of commercial real estate debt in the United States will mature through 2018. While there appears to be a supply of available liquidity and improved fundamentals in the commercial real estate market, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.
As an active asset manager in the retail capital raising industry, historically focusing on the non-traded sector, we are continually monitoring market fundamentals and trends. After showing resiliency during the economic downturn between 2007 and 2010, the non-traded REIT sector experienced strong growth over recent years peaking in 2013 with approximately $20 billion of equity being raised for programs in this space, largely influenced by high volume of liquidity events due to favorable capital markets conditions. Non-traded REIT capital raising was down 20% in 2014 (with approximately $16 billion dollars in equity sales) and

2015 sales were down 36% compared to 2014. Despite this declining industry trend, our Sponsored Companies have continued to gain market share with our non-traded REITs having a 7% market share in 2014 and 13% market share in 2015. We expect to continue to gain market share in the non-traded REIT market as well as the overall retail market as our institutional-quality sponsorship, rapidly broadening product line and innovative structures create opportunities to differentiate our platform in the marketplace during the implementation of FINRA 15-02 related to Broker Dealer account statements and the U.S. Department of Labor’s recent proposal on a fiduciary standard for retirement accounts.
Following the NSAM Spin-off, our assets under management grew substantially in part because of the significant capital raising activity at NorthStar Realty.  Recent volatility in the equity markets has diminished our NorthStar Listed Companies’ capital raising activity and this environment could continue for an extended period of time.
Due to our expertise and industry relationships, we continue to see a robust pipeline of investment opportunities that have credit qualities and yield profiles that are consistent with our underwriting standards and that we believe offer the opportunity to meet or exceed our Managed Companies targeted returns, thereby increasing our assets under management and fee income. We also believe the opportunity exists to accelerate our growth through accretive investments in third party asset managers. While we remain optimistic that we will continue to be able to generate and capitalize on an attractive pipeline of opportunities, there is no assurance that will be the case.
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
Voting Interest Entities
A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If we have a majority voting interest in a voting interest entity, the entity will generally be consolidated. We do not consolidate a voting interest entity if there are substantive participating rights by other parties and/or kick-out rights by a single party or through a simple majority vote.
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
Securities
We elected to apply the fair value option for our securities investments. Any unrealized gain (loss) from the change in fair value is recorded in unrealized gains (losses) on investments and other in the consolidated statements of operations.
Revenue Recognition
Asset Management and Other Fees
Asset management and other fees include asset management and other fees, such as acquisition and disposition fees, earned from our Managed Companies. Base asset management and other fees are recognized based on contractual terms specified in the underlying governing documents in the periods during which the related services are performed and the amounts have been contractually earned. Incentive fees and payments are recognized subject to the achievement of return hurdles in accordance with the respective terms set forth in the governing documents of our Managed Companies.
Selling Commission and Dealer Manager Fees and Commission Expense
Selling commission and dealer manager fees represent income earned by us for selling equity in our Sponsored Companies through NorthStar Securities. Selling commission and dealer manager fees and commission expense are accrued on a trade date basis.
Fair Value Measurement
We follow fair value guidance in accordance with U.S. GAAP to account for our financial instruments. We categorize our financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).
Financial assets and liabilities are recorded at fair value on our consolidated balance sheets and are categorized based on the inputs to the valuation techniques as follows:

Level 1.	Quoted prices for identical assets or liabilities in an active market.

Level 2.	Financial assets and liabilities whose values are based on the following:

(a)	Quoted prices for similar assets or liabilities in active markets.

(b)	Quoted prices for identical or similar assets or liabilities in non-active markets.

(c)	Pricing models whose inputs are observable for substantially the full term of the asset or liability.

(d)	Pricing models whose inputs are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability.

Level 3.	Prices or valuation techniques based on inputs that are both unobservable and significant to the overall fair value measurement.
As of December 31, 2015, our recurring financial measurements recorded at fair value were our securities. Such securities are valued using quoted prices in an active market, and as such, is classified as Level 1 of the fair value hierarchy. As of December 31, 2014, we did not have any recurring financial measurements recorded at fair value.
Equity-Based Compensation
We account for equity-based compensation awards, including awards granted to co-employees, using the fair value method, which requires an estimate of the fair value of the award. Awards may be based on a variety of measures such as time, performance, market or a combination thereof. For time-based awards, fair value is determined based on the stock price on the grant date. We recognize compensation expense over the vesting period on a straight-line basis or the attribution method depending if the grant is to an employee or non-employee. For performance-based awards, fair value is determined based on the stock price at the date of grant and an estimate of the probable achievement of such measure. We recognize compensation expense over the requisite service period, net of estimated forfeitures, using the accelerated attribution expense method. For market-based measures, fair value is determined using a Monte Carlo analysis under a risk-neutral premise using a risk-free interest rate. We recognize compensation expense over the requisite service period, net of estimated forfeitures, on a straight-line basis.
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
Income Taxes
Certain of our subsidiaries are subject to taxation by federal, state, local and foreign authorities for the periods presented. On March 13, 2015, we restructured forming our new operating partnership, or Operating Partnership, under Delaware law, by converting an existing limited liability company disregarded as separate from us for federal income tax purposes to a Delaware limited partnership and admitting as limited partners LTIP Unit Holders. The Operating Partnership is taxed as a partnership for federal income tax purposes and consequently, its items of income gain, loss, deduction and credit are passed through to, and included in, the taxable income of each of its partners including us. For the period prior to March 13, 2015, we and our U.S. subsidiaries will file consolidated federal income tax returns. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred tax assets and liabilities.
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
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. We will adopt the new standard on January 1, 2016 and it is not expected to have a material impact on its consolidated financial position or results of operations.
In April 2015, the FASB issued an accounting update changing the presentation of financing costs in financial statements. Under the new guidance, an entity would present these costs in the balance sheet as a direct deduction from the related liability rather than as an asset. Amortization of the costs would continue to be reported as interest expense. The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. In the fourth quarter 2015, we adopted this guidance and it did not have a material impact on our consolidated financial position, results of operations and financial statement disclosures.
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
In January 2016, the FASB issued an accounting update that addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We are currently assessing the impact of the guidance on our consolidated financial position, results of operations and financial statement disclosures.
In February 2016, the FASB issued an accounting update that requires lessees to present right-of-use assets and lease liabilities on the balance sheet.  The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted.  We are evaluating the impact that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.
Results of Operations
Comparison of the Year Ended December 31, 2015 to December 31, 2014 (dollars in thousands):
The following table represents our results of operations for the years ended December 31, 2015 and 2014 (dollars in thousands):
The consolidated financial statements for the year ended December 31, 2015 represent our results of operations following the NSAM Spin-off on June 30, 2014. The year ended December 31, 2014 includes: (i) our results of operations for the six months ended December 31, 2014, which represents our activity following the NSAM Spin-off; and (ii) our results of operations for the six months ended June 30, 2014, which represents a carve-out of its historical financial information including revenues and expenses attributable to us related to NorthStar Realty’s historical asset management business. As a result, the year ended December 31, 2015 may not be comparable to the prior period presented.

	Years Ended December 31,		Increase (Decrease)
	2015	2014	Amount	%
Revenues
Asset management and other fees, related parties	$307,988	$147,738	$160,250	108.5%
Selling commission and dealer manager fees, related parties	126,907	110,563	16,344	14.8%
Other income	926	841	85	10.1%
Total revenues	435,821	259,142	176,679	68.2%
Expenses
Commission expense	117,390	104,428	12,962	12.4%
Interest expense	778	—	778	100.0%
Transaction costs	9,665	24,476	(14,811)	(60.5)%
Other expenses	3,520	1,495	2,025	135.5%
General and administrative expenses
Salaries and related expense	68,349	37,205	31,144	83.7%
Equity-based compensation expense	57,468	51,650	5,818	11.3%
Other general and administrative expenses	33,386	17,717	15,669	88.4%
Total general and administrative expenses	159,203	106,572	52,631	49.4%
Total expenses	290,556	236,971	53,585	22.6%
Unrealized gain (loss) on investments and other	(4,274)	(410)	(3,864)	942.4%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	140,991	21,761	119,230	547.9%
Equity in earnings (losses) of unconsolidated ventures	1,625	(1,039)	2,664	(256.4)%
Income (loss) before income tax benefit (expense)	142,616	20,722	121,894	588.2%
Income tax benefit (expense)	(21,869)	(1,622)	(20,247)	1,248.3%
Net income (loss)	$120,747	$19,100	$101,647	532.2%

Asset Management and Other Fees
Asset management and other fees are comprised of fees from our Managed Companies summarized as follows (dollars in thousands):

	Years Ended December 31,
	2015	2014
NorthStar Listed Companies:
Base fee	$192,305	$79,443
Incentive fee	8,744	3,316
Subtotal NorthStar Listed Companies(1)	201,049	82,759
Sponsored Companies:
Asset management fees	54,280	27,975	(2)
Acquisition fees	48,702	34,548	(3)
Disposition fees	3,957	2,456	(4)
Subtotal Sponsored Companies	106,939	64,979
Total	$307,988	$147,738
__________________

(1)	We began earning fees on July 1, 2014 with NorthStar Realty and November 1, 2015 with NorthStar Europe.

(2)
The increase was driven by the growth in assets of our Sponsored Companies. As of December 31, 2015 and 2014, our Sponsored Companies held aggregate assets of $6.7 billion and $3.8 billion, respectively.

(3)
The increase was due to more investment activity of our Sponsored Companies in 2015 compared to 2014, with investment activity of $1.7 billion at NorthStar Healthcare and $997.0 million at NorthStar Income II.

(4)	The increase was driven by more repayments of debt investments from our Sponsored Companies in 2015 compared to 2014.
Selling Commission and Dealer Manager Fees
We earn net commission income through NorthStar Securities for selling equity in our Sponsored Companies.
Selling commission and dealer manager fees represent fees earned for selling equity in our Sponsored Companies through NorthStar Securities. Our Sponsored Companies offer various share class structures which have a range of selling commissions and deal manager fees generally as follows:

•	Class A shares: selling commissions of up to 7% of gross offering proceeds raised and dealer manager fee of up to 3% of gross offering proceeds raised.

•	Class T shares: selling commissions of up to 2% of gross offering proceeds raised and dealer manager fee of up to 2.75% of gross offering proceeds raised.
A portion of the dealer manager fees may be reallowed to participating broker-dealers and paid to certain employees of NorthStar Securities. We are currently introducing additional share classes to our Sponsored Companies that will differ from the Class A and Class T shares describe above.
Selling commission and dealer manager fees increased due to higher capital raising activity for the year ended December 31, 2015 as compared to the same period in 2014.
The following table presents equity raised by our Sponsored Companies for the periods presented (dollars in thousands):

	Years Ended December 31,(1)
	2015	2014
NorthStar Income(2)	$43,783	$42,661
NorthStar Healthcare	824,265	867,245	(3)
NorthStar Income II	553,300	280,296	(4)
NorthStar/RXR New York Metro	2,000	—	(5)
Total	$1,423,348	$1,190,202
_________________

(1)
Includes capital raised through dividend reinvestment plans of $109.0 million and $59.0 million for the years ended December 31, 2015 and 2014, respectively, for which NorthStar Securities did not earn commission income.

(2)
NorthStar Income successfully completed its primary offering on July 1, 2013. Equity raised subsequent to the completion of the primary offering represents proceeds from NorthStar Income’s dividend reinvestment plan.

(3)	NorthStar Healthcare successfully completed its follow-on public offering on January 19, 2016.

(4)	Capital raising pace at NorthStar Income II accelerated in 2015 compared to 2014.

(5)
In December 2015, NorthStar Realty and RXR Realty satisfied NorthStar/RXR New York Metro’s minimum offering amount through the purchase of 0.2 million shares of NorthStar/RXR New York Metro common stock for $2 million in the aggregate. NorthStar/RXR New York Metro began raising capital in the beginning of 2016.

Other Income
Other income primarily represents special servicing fees related to certain securitization transactions at the corporate level. We are a rated special servicer by Standard & Poor’s and Fitch Ratings and we receive special servicing fees for services related to certain securitization transactions. The increase is primarily the result of more services performed in 2015.
Expenses
Commission Expense
Commission expense represents fees to participating broker-dealers with whom we have selling agreements to raise capital for our Sponsored Companies and commissions to employees of NorthStar Securities. For the years ended December 31, 2015 and 2014, we paid $14.0 million and $7.8 million, respectively, to NorthStar Securities employees. Commission income and expense both increased due to higher capital raising activity for the year ended December 31, 2015 as compared to the same period in 2014.
Interest Expense
Interest expense relates to our revolving credit agreement that we entered into in November 2015, in our corporate segment.
Transaction Costs
For the year ended December 31, 2015, transaction costs represent a one-time buyout in satisfaction of all participating interests related to NorthStar Income in our corporate segment and professional fees associated with the acquisition of our interest in Townsend in our direct investments segment. For the year ended December 31, 2014, transaction costs represents costs such as professional fees associated with the NSAM Spin-off in our corporate segment.
Other Expenses
Other expenses increased primarily due to the base management fees we pay to AHI for the year ended December 31, 2015 in our corporate segment. Such fees only began to be paid in December 2014.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level except as it relates to direct compensation expense and other costs incurred at our broker-dealer, which is part of our broker-dealer segment. In addition, the amount of general and administrative expenses reflects an offset from an allocation of costs of $10.3 million to our NorthStar Listed Companies and $36.6 million to our Sponsored Companies for the year ended December 31, 2015.
General and administrative expenses increased $52.6 million primarily attributable to the following:
Salaries and related expense increased $31.1 million primarily due to most employees of NorthStar Realty becoming our employees upon the NSAM Spin-off as well as hiring additional employees for increased activity at our Managed Companies.
Equity-based compensation expense is comprised of (dollars in thousands):

	Time-Based Awards		Performance-Based Awards		Total
	Years Ended December 31,		Years Ended December 31,		Years Ended December 31,
	2015	2014	2015	2014	2015	2014
NSAM spin grants(1)	$15,474	$16,923	$14,946	$7,581	$30,420	$24,504
NSAM bonus plan	9,661	4,655	2,992	—	12,653	4,655
NorthStar Realty bonus plan(2)	9,365	13,105	3,878	9,262	13,243	22,367	(3)
Grants to non-employees	1,152	124	—	—	1,152	124
Total	$35,652	$34,807	$21,816	$16,843	$57,468	$51,650
__________________

(1)
Represents equity-based compensation expense for one-time grants issued related to the NSAM Spin-off. The increase in 2015 is due to a full year of expenses. Certain awards had performance-based conditions which were met upon issuance and accordingly, are included in time-based awards as they are only currently subject to continued employment conditions.

(2)	Represents equity-based compensation expense related to annual grants issued by NorthStar Realty prior to the NSAM Spin-off. The increase in 2015 is due to a full year of expenses.

(3)	The year ended December 31, 2014 includes an allocation of equity-based compensation expense prior to the NSAM Spin-off of $13.7 million for the six months ended June 30, 2014.
Other general and administrative expenses increased $15.7 million primarily due to the NSAM Spin-off as the prior period amount represented an allocation of other general and administrative expense related to NorthStar Realty’s historical asset management business for the six months ended June 30, 2014 and increased costs related to occupancy and professional fees.
Unrealized Gain (Loss) on Investments and Other
Unrealized gain (loss) on investments and other is primarily related to the non-cash change in fair value for our investment in NorthStar Realty’s common stock.
Equity in earnings (losses) of unconsolidated ventures
The following table presents equity in earnings (losses) of unconsolidated ventures for the year ended December 31, 2015 and for the period from the respective acquisition date to December 31, 2014 (dollars in thousands):

		Year Ended December 31, 2015				Acquisition Date to December 31, 2014
		Operating Income (Loss)	Amortization of Equity-Based Compensation	Depreciation and Amortization Expense	Equity in Earnings (Loss)	Operating Income (Loss)	Amortization of Equity-Based Compensation	Depreciation and Amortization Expense	Equity in Earnings (Loss)
Investment	Acquisition Date
AHI Interest	Dec-14	$9,204	$(2,004)	$(9,052)	$(1,852)	$331	$(260)	$(755)	$(684)
Distributed Finance	Jun-14	(966)	—	—	(966)	(355)	—	—	(355)
Island Interest	Jan-15	6,200	—	(1,757)	4,443	—	—	—	—
Total		$14,438	$(2,004)	$(10,809)	$1,625	$(24)	$(260)	$(755)	$(1,039)
Income Tax Benefit (Expense)
Subsequent to the NSAM Spin-off, we became subject to both domestic and international income tax, as such, there was no income tax benefit (expense) for the six months ended June 30, 2014.  The increase is primarily due to a one-time valuation allowance in 2014 and the distribution of earnings between tax jurisdictions in 2015 compared to 2014.

Comparison of the Year Ended December 31, 2014 to December 31, 2013 (dollars in thousands):
The following table represents our results of operations for the years ended December 31, 2014 and 2013 (dollars in thousands):
The consolidated financial statements for the year ended December 31, 2014 includes: (i) our results of operations for the six months ended December 31, 2014 which represents our activity following the NSAM Spin-off; and (ii) our results of operations for the six months ended June 30, 2014, which represents a carve-out of its historical financial information including revenues and expenses attributable to us related to NorthStar Realty’s historical asset management business. The consolidated financial statements for the year ended December 31, 2013 was prepared on the same basis as the six months ended June 30, 2014. As a result, the year ended December 31, 2014 may not be comparable to the prior period presented.

	Years Ended December 31,		Increase (Decrease)
	2014	2013	Amount	%
Revenues
Asset management and other fees, related parties	$147,738	$26,633	$121,105	454.7%
Selling commission and dealer manager fees, related parties	110,563	62,572	47,991	76.7%
Other income	841	733	108	14.7%
Total revenues	259,142	89,938	169,204	188.1%
Expenses
Commission expense	104,428	57,325	47,103	82.2%
Transaction costs	24,476	1,590	22,886	1,439.4%
Other expenses	1,495	145	1,350	931.0%
General and administrative expenses
Salaries and related expense	37,205	21,344	15,861	74.3%
Equity-based compensation expense	51,650	5,177	46,473	897.7%
Other general and administrative expenses	17,717	6,352	11,365	178.9%
Total general and administrative expenses	106,572	32,873	73,699	224.2%
Total expenses	236,971	91,933	145,038	157.8%
Unrealized gain (loss) on investments and other	(410)	—	(410)	100.0%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	21,761	(1,995)	23,756	NM
Equity in earnings (losses) of unconsolidated ventures	(1,039)	—	(1,039)	NM
Income (loss) before income tax benefit (expense)	20,722	(1,995)	22,717	NM
Income tax benefit (expense)	(1,622)	—	(1,622)	100.0%
Net income (loss)	$19,100	$(1,995)	$21,095	NM

Asset Management and Other Fees
Asset management and other fees are comprised of fees from our Managed Companies summarized as follows (dollars in thousands):

	Years Ended December 31,
	2014	2013
NorthStar Listed Companies:
Base fee	$79,443	$—
Incentive fee	3,316	—
Subtotal NorthStar Listed Companies(1)	82,759	—
Sponsored Companies:
Asset management fees	27,975	13,721	(2)
Acquisition fees	34,548	11,709	(3)
Disposition fees	2,456	1,203	(4)
Subtotal Sponsored Companies	64,979	26,633
Total	$147,738	$26,633
__________________

(1)	We began earning fees on July 1, 2014 with NorthStar Realty.

(2)
The increase was driven by the growth in assets of our Sponsored Companies. As of December 31, 2014 and 2013, our Sponsored Companies held aggregate assets of $3.8 billion and $2.0 billion, respectively.

(3)	The increase was due to more investment activity of our Sponsored Companies, significantly driven by $21.1 million earned from NorthStar Healthcare’s real estate equity investments made in 2014.

(4)	The increase was driven by more repayments of debt investments from our Sponsored Companies in 2014 compared to 2013.
Selling Commission and Dealer Manager Fees
We earn net commission income through NorthStar Securities for selling equity in our Sponsored Companies.
Selling commission and dealer manager fees represent fees earned for selling equity in our Sponsored Companies through NorthStar Securities. Pursuant to dealer manager agreements between NorthStar Securities and our Sponsored Companies, we generally receive selling commissions of up to 7% of gross offering proceeds raised, which we reallow to participating broker-dealers. In addition, we also generally receive a dealer manager fee of up to 3% of gross offering proceeds raised, a portion of which may be reallowed to participating broker-dealers and paid to certain employees of NorthStar Securities.
Selling commission and dealer manager fees increased due to higher capital raising activity for the year ended December 31, 2014 as compared to the same period in 2013.
The following table presents equity raised by our Sponsored Companies for the periods presented (dollars in thousands):

	Years Ended December 31,(1)
	2014	2013
NorthStar Income	$42,661	$545,423	(2)
NorthStar Healthcare	867,245	109,243	(3)
NorthStar Income II	280,296	27,853	(3)
Total	$1,190,202	$682,519
_________________

(1)
Includes capital raised through dividend reinvestment plans of $59.0 million and $33.0 million for the years ended December 31, 2014 and 2013, respectively, for which NorthStar Securities did not earn commission income.

(2)
NorthStar Income successfully completed its primary offering on July 1, 2013. Equity raised subsequent to the completion of the primary offering represents proceeds from NorthStar Income’s dividend reinvestment plan.

(3)	Capital raising pace at both NorthStar Healthcare and NorthStar Income II accelerated in 2014 compared to 2013.
Other Income
Other income primarily represents special servicing fees related to certain securitization transactions at the corporate level. We are a rated special servicer by Standard & Poor’s and Fitch Ratings and we receive special servicing fees for services related to certain securitization transactions. The increase is primarily the result of more services performed in 2014.
Expenses
Commission Expense
Commission expense represents fees to participating broker-dealers with whom we have selling agreements to raise capital for our Sponsored Companies and commissions to employees of NorthStar Securities. For the years ended December 31, 2014 and 2013, we paid $7.8 million and $5.4 million, respectively, to NorthStar Securities employees. Commission income and expense both increased due to higher capital raising activity for the year ended December 31, 2014 as compared to the same period in 2013.

Transaction Costs
For the years ended December 31, 2014 and 2013, transaction costs represent costs such as professional fees associated with the NSAM Spin-off in our corporate segment. The increase of $22.9 million is primarily due to the NSAM Spin-off in 2014.
Other Expenses
Other expenses primarily represents depreciation expense, legal and other expenses associated with our broker-dealer and special servicing businesses in our corporate segment.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level except as it relates to direct compensation expense and other costs incurred at our broker-dealer, which is part of our broker-dealer segment. In addition, the amount of general and administrative expenses reflects an offset from an allocation of costs of $5.2 million to NorthStar Realty and $24.0 million to our Sponsored Companies for the year ended December 31, 2014.
General and administrative expenses increased $73.7 million primarily attributable to the following:
Salaries and related expense increased $15.9 million primarily due to most employees of NorthStar Realty becoming our employees upon the NSAM Spin-off as well as hiring additional employees for increased activity at our Managed Companies.
Equity-based compensation expense is comprised of (dollars in thousands):

	Time-Based Awards			Performance-Based Awards		Total
	Years Ended December 31,			Years Ended December 31,		Years Ended December 31,
	2014		2013	2014	2013	2014		2013
NSAM spin grants(1)	$16,923		$—	$7,581	$—	$24,504		$—
NSAM bonus plan	4,655		—	—	—	4,655		—
NorthStar Realty bonus plan(2)	13,105	(3)	3,928	9,262	1,249	22,367	(3)	5,177	(3)
Grants to non-employees	124		—	—	—	124		—
Total	$34,807		$3,928	$16,843	$1,249	$51,650		$5,177
__________________

(1)
Represents equity-based compensation expense for one-time grants issued related to the NSAM Spin-off. Certain awards had performance-based conditions which were met upon issuance and accordingly, are included in time-based awards as they are only currently subject to continued employment conditions.

(2)	Represents equity-based compensation expense related to annual grants issued by NorthStar Realty prior to the NSAM Spin-off.

(3)
The year ended December 31, 2014 includes an allocation of equity-based compensation expense prior to the NSAM Spin-off of $13.7 million for the six months ended June 30, 2014. The year ended December 31, 2013 represents an allocation of equity-based compensation expense prior to the NSAM Spin-off of $5.2 million.

Other general and administrative expenses increased $11.4 million primarily due to the NSAM Spin-off as the prior period amount represented an allocation of other general and administrative expense related to NorthStar Realty’s historical asset management business.

Unrealized Gain (Loss) on Investments and Other
Unrealized gain (loss) on investments and other is primarily related to foreign currency remeasurement on cash.
Equity in earnings (losses) of unconsolidated ventures
The following table presents equity in earnings (losses) of unconsolidated ventures for the period from respective acquisition date to December 31, 2014 (dollars in thousands):

		From Acquisition Date to December 31, 2014
		Operating Income (Loss)	Amortization of Equity-Based Compensation	Depreciation and Amortization Expense	Equity in Earnings (Loss)
Investment	Acquisition Date
AHI Interest	Dec-14	$331	$(260)	$(755)	$(684)
Distributed Finance	Jun-14	(355)	—	—	(355)
Total		$(24)	$(260)	$(755)	$(1,039)
Income Tax Benefit (Expense)
Subsequent to the NSAM Spin-off, we became subject to both domestic and international income tax, and as such, there was no income tax benefit (expense) for the six months ended June 30, 2014 and for the year ended December 31, 2013.
Liquidity and Capital Resources
Our capital sources may include cash flow provided from operating activities, primarily from management and other fee income paid to us from our Managed Companies, as well as borrowings and the issuance of common stock. In connection with the NSAM Spin-off, we have available under a revolving credit agreement with NorthStar Realty up to $250 million of financing to us subject to certain conditions (refer to Related Party Arrangements). In November 2015, in connection with the Townsend acquisition, we simultaneously obtained a commitment for a $500 million term loan and entered into a $100 million revolving credit agreement, both of which were used to fund the transaction and for general corporate purposes, including repurchases of our common stock. Upon the closing of Townsend, we entered into the $500 million term loan and used the proceeds to repay the revolving credit agreement and for general corporate purposes. In connection with the term loan, we obtained corporate issuer and issue credit ratings from S&P and Moody’s of BBB- and Ba2, respectively. Our primary uses of liquidity include operating expenses, dividends, acquisitions of direct investments and repurchase of our common stock. On a quarterly basis, our board of directors determines an appropriate common stock dividend based upon numerous factors, including CAD, availability of existing cash balances, general economic conditions and economic conditions that more specifically impact our business or prospects. Future dividend levels are subject to adjustment based upon our evaluation of the factors described above, as well as other factors that our board of directors may, from time-to-time, deem relevant to consider when determining an appropriate common stock dividend.
In addition, in April 2015, our board of directors authorized the repurchase of up to $400 million of our outstanding common stock. The authorization expires in April 2016, unless otherwise extended by our board of directors. As of December 31, 2015, we repurchased 7.8 million shares of our common stock for $105 million, with $295 million remaining under the authorization.
We expect that our cash flow from operating activities and available financing will be sufficient to satisfy our liquidity needs. As of December 31, 2015, we had a receivable, related parties balance primarily from our Managed Companies of $94 million, of which we received $54 million subsequent to December 31, 2015.
We currently believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs. Unrestricted cash as of February 23, 2016, was approximately $96 million, including $42 million in the United States and $54 million outside the United States.

Cash Flows
The following presents a summary of our consolidated statements of cash flows for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):
The consolidated statement of cash flows for the year ended December 31, 2015 represent our cash flow following the NSAM Spin-off on June 30, 2014. The consolidated statement of cash flows for the year ended December 31, 2014 includes: (i) our cash flow for the six months ended December 31, 2014, which represents our cash flow following the NSAM Spin-off; and (ii) our cash flow for the six months ended June 30, 2014, which represents a carve-out of our historical financial information including revenues and expenses attributable to us related to NorthStar Realty’s historical asset management business. The consolidated statement of cash flows for the year ended December 31, 2013 was prepared on the same basis as the six months ended June 30, 2014. As a result, the year ended December 31, 2015 may not be comparable to the prior periods.

	Years Ended December 31,
Cash flow provided by (used in):	2015	2014	2013
Operating activities	$158,118	$46,721	$(6,363)
Investing activities	(72,639)	(43,582)	—
Financing activities	(109,442)	98,933	7,257
Effect of foreign exchange rate changes on cash	(529)	(410)	—
Net increase (decrease) in cash	$(24,492)	$101,662	$894
Year Ended December 31, 2015 Compared to December 31, 2014
Net cash provided by operating activities was $158 million for the year ended December 31, 2015 compared to $47 million provided by operating activities for the year ended December 31, 2014. The increase was due to fees beginning to be earned on July 1, 2014 from NorthStar Realty and an increase in asset management and other fees from our Sponsored Companies due to more investment activity. Year ended December 31, 2015 excludes $54 million of fees received subsequent to December 31, 2015.
Net cash used in investing activities was $73 million for the year ended December 31, 2015 compared to $44 million used in investment activities for the year ended December 31, 2014. The increase was due to the acquisition of the Island Interest in 2015 and the purchase of shares of NorthStar Realty.
Net cash used in financing activities was $109 million for the year ended December 31, 2015 compared to $99 million provided by financing activities for the year ended December 31, 2014. Cash flow used for the year ended December 31, 2015 was due to $105 million for the retirement of our shares, $78 million for the payment of dividends, $17 million for the call spread premium and $7 million for withholding tax related to vesting and net settlement of RSUs, offset by $100 million borrowed under the revolving credit agreement. Cash flow provided by for the year ended December 31, 2014 was due to our initial capitalization from NorthStar Realty.
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
Net cash used in investing activities represents investments in unconsolidated ventures, including the AHI Interest ($40 million) and Distribution Finance Interest ($4 million).
Net cash provided by financing activities was $99 million for the year ended December 31, 2014 compared to $7 million for the year ended December 31, 2013. Cash flow provided by for the year ended December 31, 2014 was due to the initial capital contribution upon the spin-off of $116 million which became effective on June 30, 2014 and an excess tax benefit of $2 million, offset by $19 million for the payment of dividends. Cash flow provided for the year ended December 31, 2013 was due to the NorthStar Realty contribution.

Contractual Obligations and Commitments
The following table presents contractual obligations and commitments as of December 31, 2015 (dollars in thousands):

		2016	2017-2018	2019-2020	Thereafter
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating leases(1)	$11,474	$5,454	$5,306	$714	$—
Revolving credit agreement(2)	100,000	100,000	—	—	—
__________________

(1)
As of December 31, 2015, we had contractual commitments under operating leases for our offices (refer to Commitments and Contingencies in Part II, Item 8. “Financial Statements” for further discussion).

(2)
In connection with the Townsend acquisition, we obtained a $500 million term loan, which was used to fund the transaction, repay in full the amount outstanding under our $100 million revolving credit agreement and for general corporate purposes, including repurchase of our common stock. The term loan matures in January 2023.

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
Credit Agreement
In connection with the NSAM Spin-off, we entered into a revolving credit agreement with NorthStar Realty pursuant to which NorthStar Realty makes available to us, on an “as available basis,” up to $250 million of financing with a maturity of June 30, 2019 at LIBOR plus 3.50%. The revolving credit facility is unsecured. We expect to use the proceeds for general corporate purposes, including potential future acquisitions. In addition, we may use the proceeds to acquire assets on behalf of our Managed Companies that we intend to allocate to such Managed Company but for which such Managed Company may not then have immediately available funds. The terms of the revolving credit facility contain various representations, warranties, covenants and conditions, including the condition that NorthStar Realty’s obligation to advance proceeds to us is dependent upon NorthStar Realty and its affiliates having at least $100 million of either unrestricted cash and cash equivalents or amounts available under committed lines of credit, after taking into account the amount we seek to draw under the facility. As of December 31, 2015, we had no borrowings outstanding under the credit agreement.
NorthStar Realty Shares
In the fourth quarter 2015, we purchased 2.7 million shares of NorthStar Realty in the open market for $50 million.

Recent Sales or Commitments to Sell to Sponsored Companies
Subsequent to year end, NorthStar Realty entered into agreements to sell certain assets to our Sponsored Companies.  The board of directors of each Sponsored Company, including all of the independent directors, approved of the respective transactions after considering, among other matters, third party pricing support.

Healthcare Strategic Joint Venture
In January 2014, we entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc., focused on expanding our healthcare business into a preeminent healthcare platform, or the Healthcare Strategic Partnership. In connection with the partnership, Mr. Flaherty oversees and seeks to grow both NorthStar Realty’s healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In connection with entering into the partnership, NorthStar Realty granted Mr. Flaherty certain RSUs, half of which became our RSUs as a result of NorthStar Realty’s reverse stock split and the NSAM Spin-off. The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% above certain hurdles for new and existing healthcare real estate investments held by NorthStar Realty and NorthStar Healthcare. The partnership will also be entitled to any incentive fees earned from NorthStar Healthcare or any future healthcare non-traded vehicles sponsored by us, NorthStar Realty or any affiliates, as well as future healthcare non-traded vehicles sponsored by AHI Ventures. For the years ended December 31, 2015 and 2014, we did not earn incentive fees related to the Healthcare Strategic Partnership. On February 2, 2015, in connection with the completion of NorthStar Healthcare’s initial primary offering, we issued 20,305 RSUs to Mr. Flaherty. On December 17, 2015, in connection with NorthStar Healthcare’s follow-on public offering, we issued 139,473 RSUs to Mr. Flaherty.
AHI Venture
In connection with our 43% interest in American Healthcare Investors LLC, or AHI Interest, AHI Newco, LLC, or AHI Ventures, a direct wholly-owned subsidiary of AHI, provides certain asset management, property management and other services to our affiliates assisting in managing the current and future healthcare assets (excluding any joint venture assets) of NorthStar Realty and other Sponsored Companies, including the assets formerly owned by Griffin-American, and its former operating partnership, Griffin-American Healthcare REIT II Holdings, LP, or Griffin-America OP portfolio, and third party assets, representing $8 billion, of which $5 billion is owned by NorthStar Realty and NorthStar Healthcare. AHI Ventures receives a base management fee of $0.6 million per year plus 0.50% of the equity invested by NorthStar Realty in future healthcare assets (excluding assets in the Griffin-American OP portfolio and other joint ventures) that AHI Ventures may manage. AHI Ventures may also participate in the incentive fees earned by us and our affiliates with respect to new and existing healthcare real estate investments held by NorthStar Realty and NorthStar Healthcare, including the Griffin-American OP portfolio, any future healthcare non-traded vehicles sponsored by us, NorthStar Realty or any affiliates, as well as any future healthcare non-traded vehicles sponsored by AHI Ventures. AHI Ventures would also be entitled to additional base management fees should it manage assets on behalf of any other Managed Companies. AHI Ventures also intends to directly or indirectly sponsor, co-sponsor, form, register, market, advise, manage and/or operate investment vehicles that are intended to invest primarily in healthcare real estate assets. In addition, Mr. Flaherty acquired a 12% interest, as adjusted, in AHI Ventures. For the year ended December 31, 2015, we incurred $1 million of base management fees to AHI. Also, AHI provides certain asset management, property management and other services to NorthStar Realty to assist in managing its properties. For the year ended December 31, 2015 and the period from acquisition date (December 8, 2014) to December 31, 2014, NorthStar Realty incurred $2 million and $0.2 million, respectively, of property management fees to AHI.
In April 2015, Griffin-American Healthcare REIT III, Inc., a vehicle managed by an affiliate of AHI, distributed shares of its common stock to the members of AHI Ventures, of which we received 0.2 million shares in connection with the distribution.
Island Venture
Island is a leading, independent select service hotel management company that currently manages 160 hotel properties, representing $4 billion, of which 110 hotel properties totaling $2 billion, are owned by NorthStar Realty. Island provides certain asset management, property management and other services to NorthStar Realty to assist in managing its hotel properties. Island receives a base management fee of 2.5% to 3.0% of the current monthly revenue of the NorthStar Realty hotel properties it manages for NorthStar Realty. For the period from acquisition date (January 9, 2015) to December 31, 2015, NorthStar Realty incurred $17 million of base management and other fees to Island.
RXR Realty
In December 2013, NorthStar Realty entered into a strategic transaction with RXR Realty, the co-sponsor of NorthStar/RXR New York Metro. The investment in RXR Realty includes an approximate 27% equity interest. NorthStar Realty’s equity interest in RXR Realty is structured so that we are entitled to certain fees in connection with RXR Realty’s investment management business.
Recent Developments
Dividends
On February 24, 2016, we declared a dividend of $0.10 per share of common stock. The common stock dividend will be paid on March 11, 2016 to stockholders of record as of the close of business on March 7, 2016.

Townsend Acquisition
On January 29, 2016, we acquired an approximate 84% interest in Townsend, a leading global provider of investment management and advisory services focused on real assets. Founded in 1983, Townsend is the manager or advisor to approximately $184 billion of real assets. Townsend’s management team owns the remainder of the business and continues to direct day-to-day operations. We acquired the interest in Townsend for approximately $383 million, subject to customary post-closing adjustments. In connection with the acquisition, we obtained a $500 million term loan, which was used to fund the transaction, repay in full the amount outstanding under our revolving credit agreement and for general corporate purposes, including repurchases of our common stock.
Strategic Opportunities
In January 2016, our board of directors announced that it had engaged Goldman Sachs to assist us in exploring strategic alternatives to maximize shareholder value. There is no assurance that this exploration will result in any transaction being announced or consummated.
Non-GAAP Financial Measure
We believe that CAD provides investors and management with a meaningful indicator of operating performance. Management also uses CAD, among other measures, to evaluate profitability. In addition, the incentive fees to which we are entitled pursuant to our management agreements with each of our NorthStar Listed Companies are determined using such NorthStar Listed Company’s CAD as a performance metric. We believe that CAD is useful because it adjusts net income (loss) for a variety of non-cash, one-time and certain non-recurring items.
We calculate CAD by subtracting from or adding to net income (loss) attributable to common stockholders, non-controlling interests attributable to the Operating Partnership and the following items: equity-based compensation, depreciation related items, amortization of deferred financing costs, foreign currency gains (losses), straight-line rent, adjustments for joint ventures, deferred tax benefit (expense) related to timing differences that are not expected to reverse in the current year, unrealized (gain) loss from fair value adjustments and transaction and other costs. In future periods, such adjustments may include impairment on goodwill and other intangible assets and other one-time events pursuant to changes in U.S. GAAP and certain other non-recurring items. These items, if applicable, include any adjustments for unconsolidated ventures. Management also believes that quarterly distributions are principally based on operating performance and our board of directors includes CAD as one of several metrics it reviews to determine quarterly distributions to stockholders.
CAD should not be considered as an alternative to net income (loss) attributable to common stockholders, determined in accordance with U.S. GAAP, as an indicator of operating performance. In addition, our methodology for calculating CAD involves subjective judgment and discretion, and may differ from the methodologies used by other comparable companies when calculating the same or similar supplemental financial measures and may not be comparable with these companies.

The following table presents a reconciliation of CAD to net income (loss) attributable to common stockholders for the three months and year ended December 31, 2015 (dollars in thousands):

	December 31, 2015
	Three Months Ended		Year Ended
Net income (loss) attributable to common stockholders	$18,829		$119,794
Non-controlling interests attributable to the Operating Partnership	182		953
Adjustments:
Equity-based compensation	14,290	(1)	57,468	(2)
Deferred tax benefit (expense)	1,850		(8,877)
Adjustment related to joint ventures	4,232	(3)	12,813	(4)
Unrealized (gain) loss from fair value adjustments(5)	3,852		4,274
Other	9,079	(6)	12,270	(7)
CAD	$52,314		$198,695
_______________

(1)
Includes equity-based compensation expense related to grants of NorthStar Realty stock issued in years prior to July 1, 2014 that were split in connection with the NSAM Spin-off of $3.0 million, one-time grants of our stock issued in connection with the NSAM Spin-off of $7.7 million, annual grants of our stock to certain employees of $3.5 million and $0.1 million granted to non-employees.

(2)
Includes equity-based compensation expense related to grants of NorthStar Realty stock issued in years prior to July 1, 2014 that were split in connection with the NSAM Spin-off of $13.2 million, one-time grants of our stock issued in connection with the NSAM Spin-off of $30.4 million, annual grants of our stock to certain employees of $12.7 million and $1.2 million granted to non-employees.

(3)	The three months ended December 31, 2015 includes $0.2 million of equity-based compensation expense and $4.0 million of depreciation and amortization expense related to unconsolidated ventures.

(4)	The year ended December 31, 2015 includes $2.0 million of equity-based compensation expense and $10.8 million of depreciation and amortization expense related to unconsolidated ventures.

(5)	Primarily represents the non-cash change in fair value for our investment in NorthStar Realty’s common stock.

(6)
The three months ended December 31, 2015 includes $0.9 million of depreciation and amortization expense, $(0.2) million of straight-line rental expense and $8.4 million of one-time expenses and transaction costs, which includes a buyout and satisfaction of all participating interests related to NorthStar Income for $8.1 million.

(7)
The year ended December 31, 2015 includes $2.2 million of depreciation and amortization expense, $0.2 million of straight-line rental expense and $9.8 million of one-time expenses and transaction costs, which includes a buyout and satisfaction of all participating interests related to NorthStar Income for $8.1 million.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is primarily related to our role providing asset management and other services to our Managed Companies, both in the United States and internationally, and its effect on the asset management and other fees we earn. Our exposure to market risk will increase as we expand into new asset classes and geographies, and as a result, we will seek to enter into strategic partnerships and joint ventures with third parties with expertise in commercial real estate or other sectors and markets to augment our business operations while at the same time benefiting from the fee streams generated by such strategic partnerships and joint ventures. Our asset management and other fees are primarily driven by the ability of our Managed Companies to grow by raising capital, which will in turn be driven by their investment activities, overall performance and various factors beyond our control, including but not limited to, monetary and fiscal policies, domestic and international economic conditions and political considerations. The effect of such risks on our asset management and other fee agreements vary based on the management contract with the respective Managed Company.
Our NorthStar Listed Companies’ management agreements consist of a base management fee which increases as equity is raised and an incentive fee which is based on the performance of our NorthStar Listed Companies using CAD as an operating metric. The base management fee currently represents the majority of the fee. The ability of our NorthStar Listed Companies to grow is dependent on access to the capital markets to raise equity and/or debt capital. To the extent that general capital markets activity slows down or comes to a halt (as is currently the case), our NorthStar Listed Companies may have difficulty growing. This risk is based on micro and macro-economic market factors including but not limited to disruptions in the equity and debt capital markets and institutional lending market, including the lack of access to capital or prohibitively high costs of obtaining or replacing capital. Despite improvements in 2015, the markets could suffer another severe downturn and another liquidity crisis could emerge. Recent volatility in the equity markets may diminish our NorthStar Listed Companies’ capital raising activity.
Our Sponsored Companies’ ability to sell equity is highly dependent upon the market and the efforts of our broker-dealer, NorthStar Securities. The retail business has experienced rapid growth, is highly competitive and has faced increased scrutiny in recent years. The number of entrants in the retail market space has grown significantly over the last several years and as a result, we are subject to significant competition from these and other companies seeking to raise capital in this market. Additionally, as a result of increased scrutiny and accompanying media attention and a rapidly changing regulatory environment, our retail businesses may face increased difficulties in raising capital in their offerings due to market perception. These factors may affect our ability to raise capital for our retail businesses and make investments on their behalf, both of which could materially adversely affect our asset management and other fee income and the net commission income generated by our broker-dealer.
To a lesser extent, we are indirectly exposed to credit risk through the performance of our Managed Companies and direct investments. Credit risk relates to the ability of our Managed Companies to operate successfully as well as the individual investments to perform, for instance the ability for the borrowers’ underlying debt or securities investments to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through a comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction.
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
Non-U.S. Operations
We conduct business internationally, with a current focus on Europe. We currently have foreign offices in the United Kingdom, Luxembourg, Bermuda and Hong Kong. We are subject to various risks, including, social instability, changes in governmental policies or policies of central banks, tax laws and policies, expropriation, nationalization, unfavorable political and diplomatic developments and changes in legislation relating to non-U.S. ownership. As we continue to expand internationally, we will continue to focus on monitoring and managing these risk factors as they relate to specific international investments.

Item 8.  Financial Statements and Supplementary Data
The consolidated financial statements of NorthStar Asset Management Group Inc. and the notes related to the foregoing consolidated financial statements, together with the independent registered public accounting firm’s reports thereon are included in this Item 8.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of NorthStar Asset Management Group Inc.
We have audited the accompanying consolidated balance sheets of NorthStar Asset Management Group Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, 2014 and 2013, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NorthStar Asset Management Group Inc. and subsidiaries as of December 31, 2015 and 2014 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
New York, New York
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of NorthStar Asset Management Group Inc.

We have audited the internal control over financial reporting of NorthStar Asset Management Group Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York

February 29, 2016

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	December 31,
	2015	2014
Assets
Cash	$84,707	$109,199
Restricted cash	36,780	3,190
Receivables, related parties, net	93,809	77,626
Investments in unconsolidated ventures	88,069	54,480
Securities, at fair value (refer to Note 6)	46,215	—
Other assets	25,241	19,374
Total assets	$374,821	$263,869
Liabilities
Credit facility	$100,000	$—
Accounts payable and accrued expenses	90,160	49,116
Commission payable	6,988	12,164
Other liabilities	930	841
Total liabilities	198,078	62,121
Commitments and contingencies
Equity
NorthStar Asset Management Group Inc. Stockholders’ Equity
Performance common stock, $0.01 par value, 500,000,000 shares authorized, 4,213,156 and 3,738,314 shares issued and outstanding as of December 31, 2015 and 2014, respectively	42	37
Preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2015 and 2014	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 185,685,124 and 192,947,856 shares issued and outstanding as of December 31, 2015 and 2014, respectively	1,857	1,930
Additional paid-in capital	208,318	276,874
Retained earnings (accumulated deficit)	(35,152)	(77,093)
Total NorthStar Asset Management Group Inc. stockholders’ equity	175,065	201,748
Non-controlling interests	1,678	—
Total equity	176,743	201,748
Total liabilities and equity	$374,821	$263,869

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share and Dividends Data)

	Years Ended December 31,
	2015	2014(1)	2013
Revenues
Asset management and other fees, related parties(2)	$307,988	$147,738	$26,633
Selling commission and dealer manager fees, related parties	126,907	110,563	62,572
Other income	926	841	733
Total revenues	435,821	259,142	89,938
Expenses
Commission expense (refer to Note 3)	117,390	104,428	57,325
Interest expense	778	—	—
Transaction costs	9,665	24,476	1,590
Other expenses	3,520	1,495	145
General and administrative expenses
Salaries and related expense	68,349	37,205	21,344
Equity-based compensation expense	57,468	51,650	5,177
Other general and administrative expenses	33,386	17,717	6,352
Total general and administrative expenses	159,203	106,572	32,873
Total expenses	290,556	236,971	91,933
Unrealized gain (loss) on investments and other	(4,274)	(410)	—
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	140,991	21,761	(1,995)
Equity in earnings (losses) of unconsolidated ventures (refer to Note 6)	1,625	(1,039)	—
Income (loss) before income tax benefit (expense)	142,616	20,722	(1,995)
Income tax benefit (expense)	(21,869)	(1,622)	—
Net income (loss)	120,747	19,100	(1,995)
Net (income) loss attributable to non-controlling interests	(953)	—	—
Net income (loss) attributable to NorthStar Asset Management Group Inc. common stockholders	$119,794	$19,100	$(1,995)
Earnings (loss) per share:
Basic	$0.61	$0.10	$(0.01)
Diluted	$0.60	$0.10	$(0.01)
Weighted average number of shares:
Basic	188,705,876	187,852,524	187,815,614
Diluted	193,119,145	190,441,189	187,815,614
______________________

(1)
The consolidated financial statements for the year ended December 31, 2015 represent the Company’s results of operations following the NSAM Spin-off on June 30, 2014. The year ended December 31, 2014 includes: (i) the Company’s results of operations for the six months ended December 31, 2014, which represents the activity following the NSAM Spin-off; and (ii) the Company’s results of operations for the six months ended June 30, 2014, which represents a carve-out of its historical financial information including revenues and expenses attributable to the Company, related to NorthStar Realty’s historical asset management business. The year ended December 31, 2013 was prepared on the same basis as the six months ended June 30, 2014. As a result, the year ended December 31, 2015 may not be comparable to the prior periods presented.

(2)
The Company began earning fees on July 1, 2014, in connection with the management agreement with NorthStar Realty and began earnings fees on November 1, 2015, in connection with the management agreement with NorthStar Europe (refer to Note 1).

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Performance Common Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total NorthStar Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2012	—	$—	—	$—	$93,010	$(75,135)	$17,875	$—	$17,875
NorthStar Realty contribution (refer to Note 1)	—	—	—	—	12,488	—	12,488	—	12,488
Net income (loss)	—	—	—	—	—	(1,995)	(1,995)	—	(1,995)
Balance as of December 31, 2013	—	$—	—	$—	$105,498	$(77,130)	28,368	$—	$28,368
Capital contribution of NorthStar Realty	—	—	188,597	1,886	119,323	—	121,209	—	121,209
Amortization of equity-based compensation	—	—	—	—	51,519	—	51,519	—	51,519
Issuance of common stock to directors	—	—	38	—	—	—	—	—	—
Issuance of common stock related to transactions (refer to Note 4)	—	—	956	10	10,300	—	10,310	—	10,310
Issuance of common stock relating to equity-based compensation, net of forfeitures	—	—	827	8	(8)	—	—	—	—
Settlement of RSUs to common stock (refer to Note 8)	—	—	3,030	31	(31)	—	—	—	—
Settlement of RSUs to performance common stock (refer to Note 9)	3,738	37	—	—	(37)	—	—	—	—
Dividends on common stock and equity-based awards (refer to Note 8)	—	—	—	—	—	(19,063)	(19,063)	—	(19,063)
Tax withholding related to vesting of restricted stock	—	—	(500)	(5)	(11,289)	—	(11,294)	—	(11,294)
Excess tax benefit from equity-based compensation	—	—	—	—	1,599	—	1,599	—	1,599
Net income (loss)	—	—	—	—	—	19,100	19,100	—	19,100
Balance as of December 31, 2014	3,738	$37	192,948	$1,930	$276,874	$(77,093)	$201,748	$—	$201,748
Amortization of equity-based compensation	—	—	—	—	53,416	—	53,416	4,950	58,366
Issuance of common stock related to transactions (refer to Note 4)	—	—	208	2	4,505	—	4,507	—	4,507
Issuance of common stock relating to equity-based compensation, net of forfeitures	—	—	275	3	(3)	—	—	—	—
Conversion of Deferred LTIP Units to LTIP Units and common stock, net	—	—	4	—	(4,400)	—	(4,400)	4,400	—
Retirement of shares of common stock	—	—	(7,799)	(78)	(105,078)	—	(105,156)	—	(105,156)
Issuance of performance common stock (refer to Note 9)	475	5	—	—	(5)	—	—	—	—
Settlement of RSUs to common stock, net (refer to Note 8)	—	—	49	—	(7,227)	—	(7,227)	—	(7,227)
Dividends on common stock and equity-based awards (refer to Note 8)	—	—	—	—	—	(77,853)	(77,853)	(538)	(78,391)
Excess tax benefit from equity-based compensation	—	—	—	—	(1,068)	—	(1,068)	—	(1,068)
Call Spread premium, net (refer to Note 9)	—	—	—	—	(16,783)	—	(16,783)	—	(16,783)
Reallocation of non-controlling interests in Operating Partnership (refer to Note 10)	—	—	—	—	8,087	—	8,087	(8,087)	—
Net income (loss)	—	—	—	—	—	119,794	119,794	953	120,747
Balance as of December 31, 2015	4,213	$42	185,685	$1,857	$208,318	$(35,152)	$175,065	$1,678	$176,743

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$120,747	$19,100	$(1,995)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	(1,625)	1,039	—
Accrued transaction costs	2,166	5,205	—
Depreciation and amortization expense	1,880	1,047	74
Amortization of deferred financing costs	337	—	—
Amortization of equity-based compensation	57,036	51,519	5,177
Unrealized gain (loss) on investments and other	4,274	410	—
Deferred income tax, net	7,785	3,095	—
Distribution on investments from unconsolidated ventures	4,444	—	—
Change in assets and liabilities:
Restricted cash	(33,590)	(3,190)	—
Receivables, related parties, net	(16,183)	(54,439)	(9,976)
Other assets	(16,662)	(17,602)	(657)
Other liabilities	89	—	—
Accounts payable and accrued expenses	30,973	30,341	(954)
Commission payable	(3,553)	10,196	1,968
Net cash provided by (used in) operating activities	158,118	46,721	(6,363)
Cash flows from investing activities:
Investments in unconsolidated ventures	(35,631)	(43,582)	—
Acquisition of securities (refer to Note 6)	(43,357)	—	—
Distribution of investments from unconsolidated ventures	6,349	—	—
Net cash provided by (used in) investing activities	(72,639)	(43,582)	—
Cash flows from financing activities:
Contribution from NorthStar Realty	—	116,397	7,257
Repurchase of shares related equity-based awards related to tax withholding	(7,227)	—	—
Borrowings from credit facility	100,000	—	—
Payment of financing costs	(1,240)	—	—
Call Spread Premium, net	(16,783)	—	—
Retirement of shares of common stock	(105,156)	—	—
Dividends	(77,968)	(19,063)	—
Excess tax benefit from equity-based compensation	(1,068)	1,599	—
Net cash provided by (used in) financing activities	(109,442)	98,933	7,257
Effect of foreign exchange rate changes on cash	(529)	(410)	—
Net increase (decrease) in cash	(24,492)	101,662	894
Cash - beginning of period	109,199	7,537	6,643
Cash - end of period	$84,707	$109,199	$7,537

Supplemental disclosure of non-cash investing and financing activities:
Tax effect related to the vesting of RSUs	$—	$11,294	$—
Reallocation of non-controlling interests in Operating Partnership	8,087	—	—
Issuance of common stock related to transactions (refer to Note 4)	4,507	10,310	—
Conversion of Deferred LTIP Units to LTIP Units and common stock	4,400	—	—
Deemed capital contribution from NorthStar Realty	—	4,811	—
Accrued transaction costs relating to investments in unconsolidated ventures	—	1,538	—
Dividend payable related to RSUs	423	—	—
Distribution from unconsolidated ventures	231	—	—
Equity incentive plan	—	88	—

Supplemental disclosures of cash flow information:
Payment of interest expense	$346	$—	$—
Payment of income tax	25,568	6,700	—
Refer to accompanying notes to consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Organization
NorthStar Asset Management Group Inc. (“NSAM” or the “Company”) is a global asset management firm focused on strategically managing real estate and other investment platforms in the United States and internationally. The Company commenced operations on July 1, 2014 upon the spin-off by NorthStar Realty Finance Corp. (“NorthStar Realty”) of its asset management business into a separate publicly-traded company, NSAM, a Delaware corporation (the “NSAM Spin-off”). The NSAM Spin-off was in the form of a tax-free distribution to NorthStar Realty’s common stockholders where each NorthStar Realty common stockholder received shares of the Company’s common stock on a one-for-one basis. At the same time, NorthStar Realty became externally managed by an affiliate of the Company through a management contract with an initial term of 20 years. NorthStar Realty continues to operate its commercial real estate (“CRE”) debt origination business.
On October 31, 2015, NorthStar Realty completed the previously announced spin-off of its European real estate business (the “NRE Spin-off”) into a separate publicly-traded real estate investment trust (“REIT”), NorthStar Realty Europe Corp. (“NorthStar Europe”). The Company manages NorthStar Europe pursuant to a long-term management agreement, on substantially similar terms as the Company’s management agreement with NorthStar Realty. NorthStar Realty and NorthStar Europe are herein collectively referred to as the NorthStar Listed Companies.
Certain of the Company’s affiliates also manage NorthStar Realty’s previously sponsored companies which raise capital through the retail market, as well as any future sponsored company that raises money from retail investors (referred to as the “Sponsored Companies” and together with the NorthStar Listed Companies, referred to as the “Managed Companies”).
The Company is organized to provide asset management and other services to the Managed Companies, or any other companies it may sponsor in the future, both in the United States and internationally. The Managed Companies have historically invested in the CRE industry. The Company seeks to expand the scope of its asset management business beyond real estate into new asset classes and geographies by organically creating and managing additional investment vehicles or through acquisitions, strategic partnerships and joint ventures. To date, the Company has acquired a 43% interest in American Healthcare Investors LLC (the “AHI Interest”), a 45% interest in Island Hospitality Management Inc. (the “Island Interest”) a 50% interest in Distributed Finance Corporation (“Distributed Finance”) (refer to Note 4) and a 84% interest in Townsend Holdings LLC (“Townsend”) (refer to Note 14).
The Company earns asset management and other fees, directly or indirectly, pursuant to management and other contracts and direct investments. In addition, the Company owns NorthStar Securities, LLC (“NorthStar Securities”), a captive broker-dealer platform registered with the U.S. Securities and Exchange Commission (“SEC”) which raises capital in the retail market for the Sponsored Companies.
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

2.	Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements and related notes of the Company are presented on a carve-out basis for the periods prior to June 30, 2014 and have been prepared from the historical consolidated balance sheets, statements of operations and cash flows attributed to the historical asset management business of NorthStar Realty and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).
The consolidated financial statements for the year ended December 31, 2015 represent the Company’s results of operations following the NSAM Spin-off. In connection with the NSAM Spin-off, most of NorthStar Realty’s employees at the time of the NSAM Spin-off became employees of the Company except for executive officers, employees engaged in NorthStar Realty’s loan origination business at the time of the NSAM Spin-off and certain other employees that became co-employees of both the Company

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and NorthStar Realty. Therefore, subsequent to June 30, 2014, the Company generally incurs substantially all employee-related cash costs.
Periods prior to June 30, 2014 present a carve-out of NorthStar Realty’s historical financial information, including revenues and expenses attributable to the Company, related to NorthStar Realty’s historical asset management business. Expenses also included an allocation of indirect expenses from NorthStar Realty, including salaries, equity-based compensation and other general and administrative expenses (primarily occupancy and other cost) based on an estimate had NorthStar Realty’s historical asset management business been run as an independent entity. This allocation method was principally based on relative headcount and management’s knowledge of NorthStar Realty’s operations. Additionally, periods prior to June 30, 2014 did not reflect the management agreement the Company entered into with NorthStar Realty effective July 1, 2014.
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
Voting Interest Entities
A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If the Company has a majority voting interest in a voting interest entity, the entity will generally be consolidated. The Company does not consolidate a voting interest entity if there are substantive participating rights by other parties and/or kick-out rights by a single party or through a simple majority vote.
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
Restricted Cash
Restricted cash primarily represents cash held by the Company’s foreign subsidiaries due to certain regulatory capital requirements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Assets and Accounts Payable and Accrued Expenses
The following tables present a summary of other assets and accounts payable and accrued expenses as of December 31, 2015 and 2014 (dollars in thousands):

	December 31,
	2015	2014(1)
Other assets:
Deferred tax asset, net	$10,880	$3,155
Furniture, fixtures and equipment, net	4,333	4,629
Prepaid expenses	4,781	2,279
Security deposits	2,380	2,232
Deferred financing costs, net	912	—
Due from participating broker-dealers	398	1,965
Prepaid income taxes	—	3,538
Pending deal costs	625	1,045
Other	932	531
Total	$25,241	$19,374
__________________

(1)	Includes fixed assets, tenant improvements and deposits related to leased offices that were transferred to the Company at the time of the NSAM Spin-off on June 30, 2014.

	December 31,
	2015	2014
Accounts payable and accrued expenses:
Accrued bonus and related taxes	$63,935	$25,911
Accrued participating interests buyout(1)	8,110	—
Payable to third-party broker(2)	6,603	—
Accrued transaction costs	3,039	5,205
Accrued payroll	1,312	1,400
Accrued professional fees	646	740
Accrued equity-based compensation awards (refer to Note 8)	763	—
Income tax payable	1,577	—
Accrued dividends	574	—
Accrued tax withholding(3)	—	11,938
Accrued interest payable	92	—
Other	3,509	3,922
Total	$90,160	$49,116
__________________

(1)	Represents a one-time buyout in satisfaction of all participating interests related to NorthStar Income (refer to Note 3).

(2)	Relates to the purchase of NorthStar Realty shares, which were settled in January 2016.

(3)	Represents withholding tax related to vesting and net settlement of restricted stock.
Securities
The Company elected to apply the fair value option for its securities investments. The Company elected the fair value option because management believes it is a more useful presentation for such investments. Any unrealized gain (loss) from the change in fair value is recorded in unrealized gains (losses) on investments and other in the consolidated statements of operations.
Fair Value Option
The fair value option provides an election that allows a company to irrevocably elect fair value for certain financial assets and liabilities on an instrument-by-instrument basis at initial recognition.  The Company may elect to apply the fair value option for certain investments due to the nature of the instrument.  Any change in fair value for assets and liabilities for which the election is made is recognized in earnings.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition
Asset Management and Other Fees
Asset management and other fees include asset management and other fees, such as acquisition and disposition fees, earned from the Managed Companies. Base asset management and other fees are recognized based on contractual terms specified in the underlying governing documents in the periods during which the related services are performed and the amounts have been contractually earned. Incentive fees and payments are recognized subject to the achievement of return hurdles in accordance with the respective terms set forth in the governing documents of the Managed Companies.
Selling Commission and Dealer Manager Fees and Commission Expense
Selling commission and dealer manager fees represent income earned by the Company for selling equity in the Sponsored Companies through NorthStar Securities. Selling commission and dealer manager fees and commission expense are accrued on a trade date basis. As of December 31, 2015, commission payable of $7.0 million includes $1.7 million due to NorthStar Securities’ employees.
Allowance for Doubtful Accounts
An allowance for a doubtful account is established when, in the opinion of the Company, a full recovery of a receivable becomes doubtful. A receivable is written off when it is no longer collectible and/or legally discharged. As of December 31, 2015 and 2014, there was no allowance for doubtful accounts.
Fair Value
Fair Value Measurement
The Company follows fair value guidance in accordance with U.S. GAAP to account for its financial instruments. The Company categorizes its financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).
Financial assets and liabilities are recorded at fair value on its consolidated balance sheets and are categorized based on the inputs to the valuation techniques as follows:

Level 1.	Quoted prices for identical assets or liabilities in an active market.

Level 2.	Financial assets and liabilities whose values are based on the following:

(a)	Quoted prices for similar assets or liabilities in active markets.

(b)	Quoted prices for identical or similar assets or liabilities in non-active markets.

(c)	Pricing models whose inputs are observable for substantially the full term of the asset or liability.

(d)	Pricing models whose inputs are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability.

Level 3.	Prices or valuation techniques based on inputs that are both unobservable and significant to the overall fair value measurement.
As of December 31, 2015, the Company’s recurring financial measurements recorded at fair value were the Company’s securities. Such securities are valued using quoted prices in an active market, and as such, is classified as Level 1 of the fair value hierarchy. As of December 31, 2014, the Company’s did not have any recurring financial measurements recorded at fair value.
Equity-Based Compensation
The Company accounts for equity-based compensation awards, including awards granted to co-employees, using the fair value method, which requires an estimate of the fair value of the award. Awards may be based on a variety of measures such as time, performance, market or a combination thereof. For time-based awards, fair value is determined based on the stock price on the grant date. The Company recognizes compensation expense over the vesting period on a straight-line basis or the attribution method depending if the grant is to an employee or non-employee. For performance-based awards, fair value is determined based on the stock price at the date of grant and an estimate of the probable achievement of such measure. The Company recognizes compensation expense over the requisite service period, net of estimated forfeitures, using the accelerated attribution expense method. For market-based measures, fair value is determined using a Monte Carlo analysis under a risk-neutral premise using a

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

risk-free interest rate. The Company recognizes compensation expense, over the requisite service period, net of estimated forfeitures, on a straight-line basis.
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
Earnings Per Share
The Company’s basic earnings per share (“EPS”) is calculated using the two-class method for each class of common stock and participating security as if all earnings had been distributed by dividing net income (loss) attributable to common stockholders by the weighted average number of common stock outstanding. Diluted EPS reflects the maximum potential dilution that could occur from the Company’s share-based compensation, consisting of unvested restricted stock awards, restricted stock units (“RSUs”), performance common stock or other contracts to issue common stock, assuming performance hurdles have been met, were converted to common stock, including limited partnership interests in the Operating Partnership which are structured as profits interests (“LTIP Units”). Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period. The Company’s unvested restricted stock awards, certain RSUs and LTIPs units contain rights to receive non-forfeitable dividends and thus are participating securities. Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive.
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
Income Taxes
Certain subsidiaries of the Company are subject to taxation by federal, state, local and foreign authorities for the periods presented. On March 13, 2015, the Company restructured forming the Company’s new Operating Partnership, under Delaware law, by converting an existing limited liability company disregarded as separate from the Company for federal income tax purposes to a Delaware limited partnership and admitting as limited partners LTIP Unit Holders. The Operating Partnership is taxed as a partnership for federal income tax purposes and consequently, its items of income gain, loss, deduction and credit are passed through to, and included in, the taxable income of each of its partners including the Company. For the period prior to March 13, 2015, the Company and its U.S. subsidiaries will file consolidated federal income tax returns. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred tax assets and liabilities.
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
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company will adopt the new standard on January 1, 2016 and it is not expected to have a material impact on its consolidated financial position or results of operations.
In April 2015, the FASB issued an accounting update changing the presentation of financing costs in financial statements. Under the new guidance, an entity would present these costs in the balance sheet as a direct deduction from the related liability rather than as an asset. Amortization of the costs would continue to be reported as interest expense. The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. In the fourth quarter 2015 the Company adopted this guidance and it did not have a material impact on the Company’s consolidated financial position, results of operations and financial statement disclosures.
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
In January 2016, the FASB issued an accounting update that addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.
In February 2016, the FASB issued an accounting update that requires lessees to present right-of-use assets and lease liabilities on the balance sheet.  The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted.  The Company is evaluating the impact that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.

3.	Management Agreements and Managed Companies
NorthStar Listed Companies
Management Agreement
Upon completion of the NSAM Spin-off and NRE Spin-off, respectively, the Company entered into a management agreement with each of the NorthStar Listed Companies for an initial term of 20 years, which automatically renews for additional 20-year terms each anniversary thereafter unless earlier terminated.
As asset manager, the Company is responsible for the NorthStar Listed Companies’ day-to-day activities, subject to the supervision and management of the NorthStar Listed Companies’ board of directors, as applicable. Through its global network of subsidiaries and branch offices, the Company performs services and engages in activities relating to, among other things, investments and financing, portfolio management and other administrative services, such as accounting and investor relations, to the NorthStar Listed Companies and their subsidiaries other than NorthStar Realty’s CRE loan origination business. The management agreements with the NorthStar Listed Companies provides for a base management fee and incentive fee.
The management agreements with NorthStar Realty and NorthStar Europe provide that in the event of a change of control or other event that could be deemed an assignment by the Company of the management agreement, NorthStar Realty and NorthStar Europe, respectively, will consider such assignment in good faith and not unreasonably withhold, condition or delay its consent.  The management agreements further provide that NorthStar Realty and NorthStar Europe, respectively, anticipate consent would be granted for an assignment or deemed assignment to a party with expertise in commercial real estate and $10 billion of assets under management.  The management agreements also provide that, notwithstanding anything in the agreement to the contrary, to the maximum extent permitted by applicable law, rules and regulations, in connection with any merger, sale of all or substantially all of the assets, change of control, reorganization, consolidation or any similar transaction of the Company, on the one hand, or

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NorthStar Realty or NorthStar Europe, on the other hand, directly or indirectly, the surviving entity will succeed to the terms of the management agreement.
In connection with the NRE Spin-off, the Company’s management agreement with NorthStar Realty was amended and restated in connection with the NRE Spin-off to, among other things, adjust the annual base management fee and incentive fee hurdles for the NRE Spin-off.
Base Management Fee and Incentive Fee
The following table presents a summary of the fee arrangements and amounts earned from the NorthStar Listed Companies:

	NorthStar Realty	NorthStar Europe
Commencement date	July 1, 2014	November 1, 2015
Current in place annual base management fee(1)(2)	$186 million	$14 million
Incentive fee hurdle to CAD per share(3)
15%	Excess of $0.68 and up to $0.78(4)	Excess of $0.30 and up to $0.36
25%	Excess of $0.78(4)	Excess of $0.36
Base management fee
Period ended December 31, 2015(5)	$190.0 million	$2.3 million
Six months ended December 31, 2014	$79.4 million	—
Incentive fee
Period ended December 31, 2015(5)	$8.7 million	—
Six months ended December 31, 2014	$3.3 million	—
__________________

(1)	As of February 26, 2016.

(2)
The base management fee will increase by an amount equal to 1.5% per annum of the sum of: the cumulative net proceeds of all future common equity and preferred equity issued, equity issued in exchange or conversion of exchangeable senior notes or stock-settlable notes based on the stock price at the date of issuance and any other issuances of common equity, preferred equity or other forms of equity, including but not limited to limited partnership interests in the NorthStar Realty or NorthStar Europe operating partnerships, which are structured as profits interests, or LTIP Units (excluding equity-based compensation, but including issuances related to an acquisition, investment, joint venture or partnership) by the NorthStar Listed Companies and cumulative cash available for distribution (“CAD”) of the NorthStar Listed Companies, in excess of cumulative distributions paid on common stock, LTIP units or other equity awards beginning the first full calendar quarter after the NSAM Spin-off and NRE Spin-off, respectively. In addition, NorthStar Realty’s equity interest in RXR Realty LLC (“RXR Realty”) and Aerium Group is structured so that the Company is entitled to the portion of distributable cash flow from each investment in excess of the $10 million minimum annual base amount.

(3)
The incentive fee is calculated by the product of 15% or 25% and CAD before such incentive fee, divided by the weighted average shares outstanding for the calendar quarter, when such amount is within a certain hurdle multiplied by the weighted average shares outstanding of the NorthStar Listed Companies for the calendar quarter. Weighted average shares represent the number of shares of the NorthStar Listed Companies’ common stock, LTIP Units or other equity-based awards (with some exclusions), outstanding on a daily weighted average basis.

(4)    After giving effect to NorthStar Realty’s reverse stock split and the NRE Spin-off.

(5)	Represents fees earned for the year ended December 31, 2015 for NorthStar Realty and for the two months ended December 31, 2015 for NorthStar Europe.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Payment of Costs and Expenses and Expense Allocation
The NorthStar Listed Companies are each responsible for all of their direct costs and expenses and will reimburse the Company for costs and expenses incurred by the Company on their behalf. In addition, the Company may allocate indirect costs to the NorthStar Listed Companies related to employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the applicable NorthStar Listed Company’s management agreements with the Company (the “G&A Allocation”). The Company’s management agreements with the NorthStar Listed Companies each provide that the amount of the G&A Allocation will not exceed the following: (i) 20.0% of the combined total of: (a) the NorthStar Listed Companies’ general and administrative expenses as reported in their consolidated financial statements excluding (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to the Company under the terms of the applicable management agreement and (4) any allocation of expenses from the Company to the NorthStar Listed Companies (“NorthStar Listed Companies’ G&A”); and (b) the Company’s general and administrative expenses as reported in its consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any of the Managed Companies; less (ii) the NorthStar Listed Companies’ G&A. The G&A Allocation may include the applicable NorthStar Listed Company’s allocable share of the Company’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing such NorthStar Listed Company’s affairs, based upon the percentage of time devoted by such personnel to such NorthStar Listed Company’s affairs. The G&A Allocation may also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses also allocated based on the percentage of time devoted by personnel to such NorthStar Listed Companies’ affairs. In addition, each NorthStar Listed Company will pay directly or reimburse the Company for an allocable portion of any severance paid pursuant to any employment, consulting or similar service agreements in effect between the Company and any of its executives, employees or other service providers.
Following the NRE Spin-off, as provided in the Company’s management agreements with each NorthStar Listed Company, such NorthStar Listed Company’s obligations to reimburse the Company for the G&A Allocation and any severance are shared among the NorthStar Listed Companies, at the Company’s discretion, and the 20% cap on the G&A Allocation, as described above, applies on an aggregate basis to the NorthStar Listed Companies. The Company currently determined to allocate these amounts based on total investments.
Pursuant to the management agreements with NorthStar Realty and NorthStar Europe, NorthStar Realty together with NorthStar Europe and any company spun-off from NorthStar Realty or NorthStar Europe, are obligated to pay directly or reimburse the Company for up to 50% of any long-term bonus or other compensation that the Company’s compensation committee determines shall be paid and/or settled in the form of equity and/or equity-based compensation to executives, employees and service providers of the Company during any year. In accordance with these agreements, NorthStar Realty and NorthStar Europe were responsible for paying 50% of the 2015 long-term bonuses earned under the NSAM Bonus Plan.
The following table presents a summary of costs allocated to the NorthStar Listed Companies (dollar in thousands):

	Year Ended December 31, 2015(1)		Six Months Ended December 31, 2014(1)
NorthStar Realty	$9,960		$5,200
NorthStar Europe	350	(2)	—
Total (3)	$10,310		$5,200
__________________

(1)	The management agreement commenced on July 1, 2014 with NorthStar Realty and November 1, 2015 with NorthStar Europe.

(2)	Represents the period from the NRE Spin-off (October 31, 2015) to December 31, 2015.

(3)	The Company records the allocation as a reduction of general and administrative expenses in its consolidated statements of operations.
As of December 31, 2015, $3.9 million is recorded in receivables, related parties, net on the consolidated balance sheets.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Sponsored Companies
The following table presents a summary of the fee arrangements with the current Sponsored Companies, which registration statements have been declared effective: NorthStar Real Estate Income Trust, Inc. (“NorthStar Income”); NorthStar Healthcare Income, Inc. (“NorthStar Healthcare”); NorthStar Real Estate Income II, Inc. (“NorthStar Income II”); NorthStar/RXR New York Metro Real Estate, Inc. (“NorthStar/RXR New York Metro”); and NorthStar Corporate Income Fund (“NorthStar Corporate Fund”):

	NorthStar	NorthStar	NorthStar	NorthStar/RXR	NorthStar
	Income	Healthcare	Income II	New York Metro(9)	Corporate Fund
Offering amount(1)	$1.2 billion	$2.1 billion(8)	$1.65 billion(10)	$2.0 billion(10)	$3.2 billion(13)
Total capital raised through February 23, 2016(2)	$1.2 billion	$1.8 billion	$918.2 million	$2.2 million(11)	(14)
Total investments as of December 31, 2015	$1.8 billion	$3.4 billion	$1.5 billion	N/A	N/A
Primary strategy	CRE Debt	Healthcare Equity and Debt	CRE Debt	New York Metro Area CRE Equity and Debt	Middle Market Non-real Estate Business Loans and Securities
Primary offering period	Completed July 2013	Completed January 2016(8)	Ends May 2016	Ends February 2017(12)	Ends March 2017(12)
Asset Management and Other Fees:
Asset management fees(3)	1.25% of assets	1.00% of assets	1.25% of assets	1.25% of assets	N/A
Acquisition fees(4)	1.00% of investments	2.25% for real estate properties 1.00% of other investments	1.00% of investments	2.25% for real estate properties 1.00% of other investments	N/A
Disposition fees(5)	1.00% of sales price	2.00% for real estate properties 1.00% of sales price for debt investments	1.00% of sales price	2.00% for real estate properties 1.00% of sales price for debt investments	N/A
Incentive payments(6)	15.00% of net cash flows after an 8.00% return	15.00% of net cash flows after a 6.75% return(7)	15.00% of net cash flows after a 7.00% return	15.00% of net cash flows after a 6.00% return	(15)
Management fee	N/A	N/A	N/A	N/A	2.0% of average gross assets(16)
________________

(1)	Represents amount of shares registered to offer pursuant to each Sponsored Company’s public offering, distribution reinvestment plan and follow-on public offering.

(2)	Includes capital raised through dividend reinvestment plans.

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

(7)	The Healthcare Strategic Partnership is entitled to the incentive fees earned from managing NorthStar Healthcare, of which the Company earns its proportionate interest (refer to Note 6).

(8)
NorthStar Healthcare successfully completed its public offering on February 2, 2015 by raising $1.1 billion in capital and its follow-on public offering on January 19, 2016 by raising $0.7 billion in capital.

(9)	Any asset management and other fees incurred by NorthStar/RXR New York Metro will be shared equally between the Company and RXR Realty, as co-sponsors.

(10)
In October 2015, NorthStar/RXR New York Metro and NorthStar Income II each filed an amended registration statement with the SEC to offer an additional class of common shares. On October 16, 2015, NorthStar Income II’s registration statement was declared effective by the SEC. On November 12, 2015, NorthStar/RXR New York Metro’s registration statement was declared effective by the SEC.

(11)
In December 2015, NorthStar Realty and RXR Realty satisfied NorthStar/RXR New York Metro’s minimum offering amount through the purchase of 0.2 million shares of NorthStar/RXR New York common stock for $2.0 million in the aggregate. NorthStar/RXR New York Metro began raising capital in the beginning of 2016.

(12)	Offering period subject to extension as determined by the board of directors of each Sponsored Company.

(13)	Offering is for two feeder funds in a master feeder structure.

(14)	The Company expects to begin raising capital for NorthStar Corporate Fund in early 2016.

(15)	Calculated based on 100% of the net investment income before such incentive fee when such hurdle rate exceeds 7.00% but less than 8.75% plus 20% when such amount is equal to or in excess 8.75%.

(16)	Calculated excluding cash and cash equivalents.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents a summary of asset management and other fees earned by the Company from the current Sponsored Companies which are effective (dollar in thousands):

	Years Ended December 31,(1)
	2015			2014			2013
	NorthStar	NorthStar	NorthStar	NorthStar	NorthStar	NorthStar	NorthStar	NorthStar	NorthStar
	Income	Healthcare	Income II	Income	Healthcare	Income II	Income	Healthcare	Income II
Asset management fees	$23,964	$19,021	$11,295	$21,969	$3,406	$2,600	$13,599	$101	$21
Acquisition fees	451	38,747	9,504	8,176	21,206	5,166	10,198	1,346	165
Disposition fees	3,316	113	528	2,456	—	—	1,203	—	—
Total	$27,731	$57,881	$21,327	$32,601	$24,612	$7,766	$25,000	$1,447	$186
__________________

(1)	The Company expects to begin earning fees from NorthStar/RXR New York Metro and NorthStar Corporate Fund in early 2016.
Pursuant to each of the advisory agreements with the current Sponsored Companies, the Company may determine, in its sole discretion, to defer or waive, in whole or in part, certain asset management and other fees incurred. In considering whether to defer or waive any such fees, the Company evaluates the specific facts and circumstances surrounding the incurrence of a particular fee and makes the decision on a case by case basis.
In addition to the Sponsored Companies described above, the Company is sponsoring the following additional companies:

•
NorthStar Real Estate Capital Income Fund (“NorthStar Capital Fund”) filed an amended registration statement on Form N-2 with the SEC in February 2016. NorthStar Capital Fund seeks to raise up to $3.2 billion in a public offering of common stock of two feeder funds through a master fund that will be making the investment. NorthStar Capital Fund is structured as a non-traded non-diversified, closed-end management investment company that is registered under the Investment Company Act. NorthStar Capital Fund intends to invest in a diversified portfolio of real estate and real estate-related investments, including CRE debt, select CRE equity investments and CRE securities.

•
NorthStar Corporate Investment, Inc. (“NorthStar Corporate Investment”) confidentially submitted an amended registration statement on Form N-2 to the SEC in June 2015. NorthStar Corporate Investment seeks to raise up to $1.0 billion in a public offering of common stock. NorthStar Corporate Investment is structured as a non-diversified, closed-end management investment company that intends to elect to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). NorthStar Corporate Investment intends to invest in senior and subordinate loans to middle-market companies.

NorthStar Corporate Investment and NorthStar Corporate Fund intend to engage OZ Institutional Credit Management LP (“OZ Credit Management”), an affiliate of Och-Ziff Capital Management Group, LLC (“Och-Ziff”), an alternative asset manager, to serve as their sub-advisor to manage investments and oversee operations. Any asset management and other fees paid by NorthStar Corporate Investment and NorthStar Corporate Fund will be shared between the Company and OZ Credit Management, as co-sponsors.
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
Distribution Support
NorthStar Realty committed to invest up to $10.0 million in each of the Sponsored Companies that are in their offering stage. In addition, pursuant to the management agreement between the Company and NorthStar Realty, NorthStar Realty will commit up to $10.0 million for distribution support in any Sponsored Company that the Company may sponsor, up to a total of five new companies per year.
The distribution support agreement related to NorthStar/RXR New York Metro is an obligation of both NorthStar Realty and RXR Realty, where each agreed to purchase up to an aggregate of $10.0 million in Class A common stock during the two-year period following commencement of the offering, with NorthStar Realty and RXR Realty agreeing to purchase 75% and 25% of any shares purchased, respectively. For the year ended December 31, 2015, NorthStar Realty and RXR Realty purchased 0.2 million shares of NorthStar/RXR New York Metro common stock for $2.0 million in the aggregate.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The distribution support agreement related to NorthStar Corporate Fund is an obligation of both NorthStar Realty and Och-Ziff, where each agreed to purchase up to an aggregate of $10.0 million in common stock, of which $1.0 million was contributed by each as seed capital, during the two-year period following commencement of the offering, with NorthStar Realty and Och-Ziff agreeing to equally purchase any shares.
The distribution support agreement related to NorthStar Capital Fund is an obligation of NorthStar Realty to purchase up to an aggregate of $10.0 million in common stock, of which $2.0 million will be contributed as seed capital, during the two-year period following commencement of the offering.
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

	NorthStar Income	NorthStar Healthcare	NorthStar Income II	NorthStar/RXR New York Metro	NorthStar Corporate Fund(5)
Organization and offering costs(1)	$11.0 million(2)	$22.5 million, or 1.5% of the proceeds expected to be raised from the offering(4)	$15.0 million, or 1.0% of the proceeds expected to be raised from the offering(4)	$30.0 million, or 1.5% of the proceeds expected to be raised from the offering(4)	$32.0 million, or 1.0% of the proceeds expected to be raised from the offering(4)
Operating costs(3)	Greater of 2.0% of its average invested assets or 25.0% of its net income (net of 1.25% asset management fee)	Greater of 2.0% of its average invested assets or 25.0% of its net income (net of 1.00% asset management fee)	Greater of 2.0% of its average invested assets or 25.0% of its net income (net of 1.25% asset management fee)	Greater of 2.0% of its average invested assets or 25.0% of its net income (net of 1.25% asset management fee)	N/A
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

(4)	Excludes shares being offered pursuant to dividend reinvestment plans.

(5)	Includes the reimbursement of certain administrative services based on factors such as total assets, revenues or other reasonable methods.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents a summary of indirect operating costs allocated to the current Sponsored Companies, which are effective (dollars in thousands):

Years Ended December 31, (2)
2015	$36,564
2014(1)	24,000
2013(1)	12,500
________________________

(1)	The six months ended December 31, 2014 and year ended December 31, 2013 represents the periods prior to the NSAM Spin-off.

(2)	The Company records the allocation as a reduction of general and administrative expenses in its consolidated statements of operations.
The following table presents receivables, related parties on the consolidated balance sheets as of December 31, 2015 and 2014 (dollars in thousands):

	December 31,
	2015	2014
NorthStar Listed Companies:
Base management fee	$49,769	$41,395
Incentive fee	—	2,000
Subtotal NorthStar Listed Companies fees(5)	49,769	43,395
Sponsored Companies:
Fees(1)	446	245
Other receivables	37,236	29,319
Subtotal Sponsored Companies(2)	37,682	29,564
Other(3)	6,358	4,667
Total(4)	$93,809	$77,626
________________________

(1)	Includes $0.4 million of acquisition fees due from NorthStar Healthcare as of December 31, 2015.

(2)
As of December 31, 2015 and 2014, the Company had unreimbursed costs from the Sponsored Companies of $33.7 million and $26.9 million, respectively, recorded as receivables, related parties on the consolidated balance sheets.

(3)	Includes direct and indirect costs due from the NorthStar Listed Companies.

(4)	Subsequent to December 31, 2015, the Company received $53.6 million from the Managed Companies.

(5)	The Company began earning fees on July 1, 2014 with NorthStar Realty and November 1, 2015 with NorthStar Europe.
In addition, prior to the NSAM Spin-off, NorthStar Realty granted various non-executive personnel who were performing services for NorthStar Securities and its affiliates an interest in NorthStar Income’s initial advisor and its special unitholder affiliate, which may have entitled such personnel to participate in a portion of the advisory and incentive fees earned by such advisor and its special unitholder affiliate, if any. These non-executive personnel were only entitled to participate in the advisory and incentive fees after, among other things, NorthStar Securities has recovered its expenses and achieved certain return thresholds. For the year ended December 31, 2015, the Company incurred a $8.1 million one-time buyout in satisfaction of all participating interests related to NorthStar Income.
Selling Commission and Dealer Manager Fees and Commission Expense
Selling commission and dealer manager fees represent fees earned for selling equity in the Sponsored Companies through NorthStar Securities. The Sponsored Companies offer various share class structures which have a range of selling commissions and dealer manager fees generally as follows:

•	Class A shares: selling commissions of up to 7% of gross offering proceeds raised and dealer manager fee of up to 3% of gross offering proceeds raised.

•	Class T shares: selling commissions of up to 2% of gross offering proceeds raised and dealer manager fee of up to 2.75% of gross offering proceeds raised.
A portion of the dealer manager fees may be reallowed to participating broker-dealers and paid to certain employees of NorthStar Securities. The Company is currently introducing additional share classes to the Sponsored Companies that will differ from the Class A and Class T shares describe above.
Commission expense represents fees to participating broker-dealers with whom we have selling agreements to raise capital for our Sponsored Companies and commissions to employees of NorthStar Securities.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes selling commission and dealer manager fees, commission expense and net commission income for the years ended December 31, 2015, 2014 and 2013 (dollar in thousands):

	Years Ended December 31,
	2015	2014	2013
Selling commission and dealer manager fees	$126,907	$110,563	$62,572
Commission expense(1)	117,390	104,428	57,325
Net commission income(2)	$9,517	$6,135	$5,247
________________________

(1)
Includes selling commission expense to NorthStar Securities employees. For the years ended December 31, 2015, 2014 and 2013, the Company paid $14.0 million, $7.8 million and $5.4 million, respectively.

(2)	Excludes direct expenses of NorthStar Securities.
Other
A subsidiary of the Company is a rated special servicer by Standard & Poor’s and Fitch Ratings and receives special servicing fees for services related to certain securitization transactions. For the years ended December 31, 2015, 2014 and 2013, the Company earned $0.9 million, $0.8 million and $0.7 million of special servicing fees, respectively.

4.	Investments in Unconsolidated Ventures
The following is a description of the Company’s investments in unconsolidated ventures, all of which are currently accounted for under the equity method.
The following table summarizes the Company’s investments in unconsolidated ventures as of December 31, 2015 and 2014 and the Company’s equity in earnings (losses) of unconsolidated ventures for the year ended December 31, 2015 and the period from the respective acquisition date to December 31, 2014 (dollars in thousands):

			Carrying Value		Year Ended December 31, 2015
	Acquisition Date	Ownership Interest	December 31,		Operating Income (Loss)	Amortization of Equity-Based Compensation	Depreciation and Amortization Expense	Equity in Earnings (Loss)
Investment			2015	2014
AHI Interest(1)	Dec-14	43%	$45,581	$50,835	$9,204	$(2,004)	$(9,052)	$(1,852)
Distributed Finance(2)	Jun-14	50%	2,679	$3,645	(966)	—	—	(966)
Island Interest(3)	Jan-15	45%	39,809	—	6,200	—	(1,757)	4,443
Total			$88,069	$54,480	$14,438	$(2,004)	$(10,809)	$1,625

	Acquisition Date to December 31, 2014
	Operating Income (Loss)	Amortization of Equity-Based Compensation	Depreciation and Amortization Expense	Equity in Earnings (Loss)
Investment
AHI Interest	$331	$(260)	$(755)	$(684)
Distributed Finance	(355)	—	—	(355)
Total	$(24)	$(260)	$(755)	$(1,039)
_________________

(1)
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

(2)
The Company acquired an interest in Distributed Finance, a marketplace finance platform, for $4.0 million. In addition to earning a proportionate share of net income, the Company will also earn a net 0.50% fee on any syndicated investments, a minimum base management fee of 1.0% and an incentive fee of 15.0% on contractually defined excess cash flows. In January 2016, the Company invested $1.0 million in Distributed Finance in the form of convertible debt.

(3)
The Company acquired the Island Interest in Island Hospitality Group Inc. (“Island”) through Island Hospitality Joint Venture, LLC (“Island Ventures”), a subsidiary of Island JV Members Inc. (“Island Members”) for $37.7 million, consisting of $33.2 million in cash and $4.5 million of the Company’s common stock, subject to certain lock-up and vesting restrictions (which vested immediately). The Company’s investment in Island Ventures is structured as a joint venture between the Company and Island Members. The members of Island Ventures are entitled to receive certain distributions of operating cash flow and certain promote fees in accordance with the allocations set forth in the joint venture agreement.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized Financial Information
The combined balance sheets for the unconsolidated ventures as of December 31, 2015 and 2014 are as follows (dollars in thousands):

	As of December 31,
	2015	2014
Total assets	$193,720	$103,590
Total liabilities	15,098	1,624
Non-controlling interests	2,390	604
Total equity	178,622	101,966
The combined statements of operations for the unconsolidated ventures from the respective acquisition date through December 31, 2015 and 2014 are as follows (dollars in thousands):

	Acquisition Date to December 31,
	2015(2)	2014(1)
Total revenues	$76,703	$2,158
Total expenses	56,128	2,829
Net income (loss)	20,575	(671)
Net (income) loss attributable to non-controlling interests	(12,994)	(601)
Net income (loss) attributable to unconsolidated ventures’	$7,581	$(1,272)
___________________________________________________________

(1)	Includes AHI from acquisition date (December 5, 2014) to December 31, 2014.

(2)	Includes Island from acquisition date (January 9, 2015) to December 31, 2015 and AHI for the year ended December 31, 2015.

5.	Borrowings
Corporate Facilities
In November 2015, in connection with the Townsend acquisition, the Company simultaneously obtained a commitment for a $500.0 million term loan and entered into a $100.0 million revolving credit agreement (the “Revolving Credit Facility”), both of which were used to fund the transaction and for general corporate purposes, including repurchases of the Company’s common stock.
The Revolving Credit Facility had a six-month term and aggregate principal amount and carrying value of $100.0 million as of December 31, 2015, with an interest rate of LIBOR, subject to a floor of 0.75%, plus 3.25%. The Revolving Credit Facility matures on April 15, 2016 and may be prepaid at any time without premium or penalty, subject to customary breakage costs. As of December 31, 2015, the Revolving Credit Facility was fully drawn. Upon the closing of Townsend, the Company entered into the $500.0 million term loan and used the proceeds to repay the Revolving Credit Agreement and for general corporate purposes.
The Revolving Credit Facility is guaranteed by the Company and certain domestic subsidiaries of the Company and secured by substantially all of the assets of the Company.
The fair value of the Revolving Credit Facility as of December 31, 2015 is approximately $100.0 million which reflects carrying value. Such fair value measurements are based on observable inputs or quoted prices for similar liabilities in an active market, and as such, are classified as Level 2 of the fair value hierarchy.
The Revolving Credit Facility related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types.

6.	Related Party Arrangements
NorthStar Realty
Investment Opportunities
Under the management agreement, NorthStar Realty agreed to make available to the Company for the benefit of the Managed Companies, including NorthStar Realty, all investment opportunities sourced by NorthStar Realty. The Company agreed to fairly allocate such opportunities among the Managed Companies, including NorthStar Realty, in accordance with an investment allocation policy. Pursuant to the management agreement, NorthStar Realty is entitled to fair and reasonable compensation for its services in connection with any loan origination opportunities sourced by it, which may include first mortgage loans, subordinate mortgage interests, mezzanine loans and preferred equity interests, in each case relating to commercial real estate. From inception to date, the Company incurred $3.0 million to NorthStar Realty for services in connection with loan origination opportunities,

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

which represents $1.4 million for the year ended December 31, 2015 and $1.6 million for the six months ended December 31, 2014.
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
Credit Agreement
In connection with the NSAM Spin-off, the Company entered into a revolving credit agreement with NorthStar Realty pursuant to which NorthStar Realty makes available to the Company, on an “as available basis,” up to $250.0 million of financing with a maturity of June 30, 2019 at LIBOR plus 3.50%. The revolving credit facility is unsecured. The Company expects to use the proceeds for general corporate purposes, including potential future acquisitions. In addition, the Company may use the proceeds to acquire assets on behalf of the Managed Companies that the Company intends to allocate to such Managed Company but for which such Managed Company may not then have immediately available funds. The terms of the revolving credit facility contain various representations, warranties, covenants and conditions, including the condition that NorthStar Realty’s obligation to advance proceeds to the Company is dependent upon NorthStar Realty and its affiliates having at least $100.0 million of either unrestricted cash and cash equivalents or amounts available under committed lines of credit, after taking into account the amount the Company seeks to draw under the facility. As of December 31, 2015, the Company had no borrowings outstanding under the credit agreement.
NorthStar Realty Shares
In the fourth quarter 2015, the Company purchased 2.7 million shares of NorthStar Realty in the open market for $50.0 million (the “NorthStar Realty Shares”).
The fair value of the NorthStar Realty Shares as of December 31, 2015 is $46.2 million and is recorded in securities, fair value on the consolidated balance sheets. For the year ended December 31, 2015, the Company recorded $3.8 million of unrealized loss relating to the NorthStar Realty Shares.
Recent Sales or Commitments to Sell to Sponsored Companies
Subsequent to year end, NorthStar Realty entered into agreements to sell certain assets to the Sponsored Companies.  The board of directors of each Sponsored Company, including all of the independent directors, approved of the respective transactions after considering, among other matters, third party pricing support.

Healthcare Strategic Joint Venture
In January 2014, the Company entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc., focused on expanding the Company’s healthcare business into a preeminent healthcare platform (“Healthcare Strategic Partnership”). In connection with the partnership, Mr. Flaherty oversees and seeks to grow both NorthStar Realty’s healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In connection with entering into the partnership, NorthStar Realty granted Mr. Flaherty certain RSUs, half of which became the Company’s RSUs as a result of NorthStar Realty’s reverse stock split and the NSAM Spin-off (refer to Note 7). The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% above certain hurdles for new and existing healthcare real estate investments held by NorthStar Realty and NorthStar Healthcare. The partnership will also be entitled to any incentive fees earned from NorthStar Healthcare or any future healthcare non-traded vehicles sponsored by the Company, NorthStar Realty or any affiliates, as well as future healthcare non-traded vehicles sponsored by AHI Ventures. For the years ended December 31, 2015 and 2014, the Company did not earn incentive fees related to the Healthcare Strategic Partnership. On February 2, 2015, in connection with the completion of NorthStar Healthcare’s initial primary offering, the Company issued 20,305 RSUs to Mr. Flaherty. On December 17, 2015, in connection with NorthStar Healthcare’s follow-on public offering, the Company issued 139,473 RSUs to Mr. Flaherty.
AHI Venture
In connection with the AHI Interest, AHI Ventures provides certain asset management, property management and other services to affiliates of the Company assisting in managing the current and future healthcare assets (excluding any joint venture assets) of NorthStar Realty and other Sponsored Companies, including the assets formerly owned by Griffin-American Healthcare REIT II, Inc. (“Griffin-American”) and its former operating partnership, Griffin-American Healthcare REIT II Holdings, LP (“Griffin-America OP portfolio”) and third party assets, representing $7.5 billion, of which $5.5 billion is owned by NorthStar Realty and NorthStar Healthcare. AHI Ventures receives a base management fee of $0.6 million per year plus 0.50% of the equity invested by NorthStar Realty in future healthcare assets (excluding assets in the Griffin-American OP portfolio and other joint ventures) that AHI Ventures may manage. AHI Ventures may also participate in the incentive fees earned by the Company and its affiliates

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with respect to new and existing healthcare real estate investments held by NorthStar Realty and NorthStar Healthcare, including the Griffin-American OP portfolio, any future healthcare non-traded vehicles sponsored by the Company, NorthStar Realty or any affiliates, as well as any future healthcare non-traded vehicles sponsored by AHI Ventures. AHI Ventures would also be entitled to additional base management fees should it manage assets on behalf of any other Managed Companies. AHI Ventures also intends to directly or indirectly sponsor, co-sponsor, form, register, market, advise, manage and/or operate investment vehicles that are intended to invest primarily in healthcare real estate assets. In addition, Mr. Flaherty acquired a 12.3% interest, as adjusted, in AHI Ventures. For the year ended December 31, 2015 the Company incurred $1.2 million of base management fees to AHI, which is recorded in other expenses in the consolidated statements of operations. Also, AHI provides certain asset management, property management and other services to NorthStar Realty to assist in managing its properties. For the year ended December 31, 2015 and the period from acquisition date (December 8, 2014) to December 31, 2014, NorthStar Realty incurred $1.7 million and $0.2 million, respectively, of property management fees to AHI.
In April 2015, Griffin-American Healthcare REIT III, Inc., a vehicle managed by an affiliate of AHI, distributed shares of its common stock to the members of AHI Ventures, of which the Company received 0.2 million shares in connection with the distribution, which is recorded in other assets on the consolidated balance sheets.
Island Venture
Island is a leading, independent select service hotel management company that currently manages 160 hotel properties, representing $4.1 billion, of which 110 hotel properties totaling $2.3 billion, are owned by NorthStar Realty. Island provides certain asset management, property management and other services to NorthStar Realty to assist in managing its hotel properties. Island receives a base management fee of 2.5% to 3.0% of the current monthly revenue of the NorthStar Realty hotel properties it manages for NorthStar Realty. For the period from acquisition date (January 9, 2015) to December 31, 2015, NorthStar Realty incurred $16.6 million of base management and other fees to Island.
RXR Realty
In December 2013, NorthStar Realty entered into a strategic transaction with RXR Realty, the co-sponsor of NorthStar/RXR New York Metro. The investment in RXR Realty includes an approximate 27% equity interest. NorthStar Realty’s equity interest in RXR Realty is structured so that the Company is entitled to certain fees in connection with RXR Realty’s investment management business.

7.	Commitments and Contingencies
Obligations Under Lease Agreements
The Company is the lessee of eight offices located in New York, New York, Denver, Colorado, Dallas, Texas, Bethesda, Maryland, Los Angeles, California, London, United Kingdom, Senningerberg, Luxembourg and Pembroke, Bermuda.
The following table presents minimum future rental payments under these contractual lease obligations as of December 31, 2015 (dollars in thousands):

Years Ending December 31:
2016	$5,454
2017	3,911
2018	1,395
2019	714
Total minimum lease payments	$11,474
The Company incurred $4.5 million in rental expense for the year ended December 31, 2015, which is recorded in other general and administrative expenses in the consolidated statements of operations.
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

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other
Effective July 1, 2014, in connection with the NSAM Spin-off, the Company adopted the NSAM 401(k) Retirement Plan (the “401(k) Plan”) for its employees.  Eligible employees under the 401(k) Plan may begin participation on the first day of the month after they have completed 30 days of employment.  The Company’s matching contribution is calculated as 100% of the first 3% and 50% of the next 2% of participant’s eligible earnings contributed (utilizing earnings that are not in excess of the amount established by the Internal Revenue Service).  The Company’s aggregate matching contribution for the years ended December 31, 2015 and 2014 was $1.3 million and $0.2 million, respectively, which is recorded in general and administrative expenses in the consolidated statements of operations.

8.	Equity-Based Compensation
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
NorthStar Realty’s equity awards outstanding at the time of the NSAM Spin-off, including LTIP Units converted to common shares in connection with NorthStar Realty’s internal corporate reorganization, were adjusted to relate to an equal number of shares of the Company’s common stock or Deferred LTIP Units, as described below, but generally continue to remain subject to the same vesting and other terms that applied prior to the NSAM Spin-off. Vesting conditions for outstanding awards were adjusted to reflect the impact of the NSAM Spin-off with respect to employment conditions for service-based awards and total stockholder return for performance-based awards. The shares of the Company’s common stock (representing LTIP Units previously issued by NorthStar Realty’s operating partnership prior to the NSAM Spin-off) that remain subject to vesting after the NSAM Spin-off, as well as grants of shares of the Company’s common stock subject to time-based vesting issued by the Company since the time of the NSAM Spin-off, are herein referred to as restricted stock.
Deferred LTIP Units outstanding immediately prior to the NSAM Spin-off were equity awards issued by NorthStar Realty represented the right to receive LTIP Units in NorthStar Realty’s successor operating partnership or shares of NorthStar Realty common stock (subject to the same vesting conditions). On March 13, 2015, such Deferred LTIP Units were settled in LTIP Units in the Operating Partnership, or shares of restricted stock, which remain subject to the same vesting conditions that applied to the Deferred LTIP Units.
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
In anticipation of the NSAM Spin-off, on April 3, 2014, the Company granted an aggregate of 6,230,529 RSUs to its executive officers pursuant to the NSAM Stock Plan. The RSUs vest over four years and are subject to the achievement of performance-based vesting conditions and continued employment. 40% of these RSUs are performance-based awards and were subject to the achievement of performance-based hurdles relating to CAD of the Company and NorthStar Realty and capital raising of the Sponsored Companies, as well as continued employment through December 31, 2017 (“Performance RSUs”). 30% of these RSUs are market-based awards and are subject to the achievement of performance-based hurdles relating to the Company’s absolute total stockholder return and continued employment over a four-year period ended April 2, 2018 (“Absolute RSUs”). The remaining 30% of these RSUs are market-based awards and are subject to the achievement of performance-based hurdles based on the Company’s total stockholder return relative to the Russell 2000 Index and continued employment over a four-year period ended April 2, 2018 (“Relative RSUs”). With respect to these grants, the grant date fair value for the Performance RSUs, Absolute RSUs and Relative RSUs was $17.01, $10.22 and $16.21 per RSU, respectively. The grant date fair value was determined using a risk-free interest rate of 1.48%. In May 2014, the Company also granted an aggregate of 1,307,204 of the Performance RSUs, Absolute RSUs and Relative RSUs (net of forfeitures occurring prior to December 31, 2015) with substantially similar terms as the RSUs granted to executives in April 2014 to certain employees pursuant to the NSAM Stock Plan. With respect to these grants, the grant date fair value for the Performance RSUs, Absolute RSUs and Relative RSUs was $16.80, $9.95 and $16.29 per RSU, respectively. The grant date fair value of the Absolute RSUs and Relative RSUs was determined using a risk-free interest rate of 1.29%. In December 2014, the Company determined that the performance hurdles relating to the Performance RSUs were met. On December 31, 2014, the Performance RSUs were settled in shares of the Company’s common stock, of which 25% were vested and the remainder (in the form of restricted stock) were subject to vesting in equal installments on December 31, 2015, 2016 and 2017, subject to continued employment. In connection with the vesting of these shares, on December 31, 2015 and 2014, the Company retired 370,943 and 392,157, respectively, of the vested shares of common stock to satisfy the minimum statutory tax withholding requirements. The common stock retired to satisfy the withholding amounts was recorded as a reduction to additional paid-in capital with an offsetting payable recorded in accounts payable and accrued expenses. On December 31, 2014, the Absolute RSUs and Relative RSUs related to the executives were settled in shares of performance common stock. Upon vesting pursuant to the terms of the Absolute RSUs and Relative RSUs, shares of performance common stock will automatically convert into shares of common stock and the executive will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each share of performance common stock that vests) on or after the date the shares of performance common stock were initially issued.
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
Long-term bonuses for 2014 were paid in both Company and NorthStar Realty equity-based awards, subject to performance-based and time-based vesting conditions over the four-year performance period from January 1, 2014 through December 31, 2017. Approximately 31.65% of these long-term bonuses were subject to the achievement of performance-based hurdles relating to CAD of the Company and NorthStar Realty and capital raising of the Sponsored Companies in 2014 and were paid in shares of the Company’s common stock that were subject to vesting in equal installments on each of December 31, 2014, 2015, 2016 and 2017, subject to continued employment. 18.35% of these long-term bonuses are performance-based awards that were paid in shares of performance common stock that are subject to vesting based on the achievement of performance-based hurdles relating to the

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company’s absolute total stockholder return and continued employment over a four-year period. The remaining approximately 50% of long-term bonuses are being paid by NorthStar Realty.
In connection with the long-term bonuses for 2014, the Company determined that the performance hurdles for the approximately 31.65% of the long-term bonuses to be paid in shares of the Company’s common stock were met. On December 31, 2014, the Company paid this portion of the long-term bonus by issuing 795,107 shares of common stock, of which 25% vested immediately and the remainder (in the form of restricted stock) was subject to vesting in equal installments on December 31, 2015, 2016 and 2017, subject to continued employment. In connection with the vesting of these shares, on December 31, 2015 and 2014, the Company retired 100,455 and 108,198, respectively, of the vested shares of common stock to satisfy the minimum statutory withholding requirements. In connection with the remainder of the long-term bonus to be paid by the Company, in February 2015, the Company issued an aggregate of 474,842 shares of performance common stock to executives, which are subject to vesting based on the Company’s absolute total stockholder return and continued employment over the four-year period ending December 31, 2017. With respect to these grants, the grant date fair value was $21.16 per share, which was determined using a risk-free interest rate of 1.00%. Upon vesting, these shares of performance common stock will automatically convert into shares of common stock and the executives will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each share of performance common stock that vests) on or after January 1, 2015. In February 2015, the Company also granted 627,831 shares of common stock, net of forfeitures through December 31, 2015, to certain non-executive employees, subject to time based vesting conditions through January 29, 2018.
In the first quarter 2015, the Company’s compensation committee established bonus pools, awarded bonus pool percentages and established the performance goals, vesting requirements and other terms and conditions applicable to bonuses for 2015 under the NSAM Bonus Plan. Long-term bonuses for 2015 were paid in equity-based awards of the Company, NorthStar Realty and NorthStar Europe, subject to performance-based and time-based vesting conditions over the four-year performance period from January 1, 2015 through December 31, 2018. In February 2016, 31.65% of these long-term bonuses were paid by the Company by issuing 1,719,545 restricted shares of common stock to the Company’s executive officers, of which 25% were vested upon grant and the remainder is subject to vesting in equal installments on December 31, 2016, 2017 and 2018, subject to the recipient’s continued employment through the applicable vesting dates. The issuance of these restricted shares was subject to the achievement of performance-based hurdles relating to CAD of the Company, NorthStar Realty and NorthStar Europe or capital raising of the Sponsored Companies in 2015. In connection with the issuance of these shares, in February 2016, the Company retired 226,745 of the vested shares of common stock to satisfy the minimum statutory withholding requirements. In addition, in February 2016, 18.35% of these long-term bonuses are performance-based awards that were paid by the Company by issuing 996,957 shares of performance common stock to the Company’s executive officers, which are subject to vesting based on the Company’s absolute total stockholder return, CAD and continued employment over the four-year period ending December 31, 2018. Upon vesting, these shares of performance common stock will automatically convert into shares of common stock and the executives will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each share of performance common stock that vests) on or after January 1, 2015. In February 2016, the Company granted 831,049 restricted shares of common stock to certain of its non-executive employees, with substantially similar terms to the executive awards subject to time-based vesting conditions. The remaining approximately 50% of long-term bonuses paid to executives and non-executive employees are being paid by NorthStar Realty and NorthStar Europe.
NorthStar Realty Equity Plans
In connection with the NSAM Spin-off, the Company issued the following related to the NorthStar Realty Equity Plans that remain outstanding as of December 31, 2015: 152,932 shares of restricted stock, net of forfeitures, which remain subject to vesting; 1,126,436 LTIP Units, net of forfeitures and conversions, of which 450,817 remain subject to vesting; and 500,371 RSUs related to executives only, which remain subject to vesting based on performance and continued employment. On December 31, 2014, the performance hurdle for an incremental 762,898 of RSUs was met pursuant to NorthStar Realty’s bonus plan for 2011. To settle these RSUs, on January 1, 2015 the Company issued 49,149 shares of common stock, net of the minimum statutory tax withholding requirements and the Company issued 665,747 Deferred LTIP Units, which subsequently settled to LTIP Units with the creation of the Operating Partnership on March 13, 2015.
On December 31, 2015, the performance hurdle for an incremental 704,839 of RSUs was met pursuant to NorthStar Realty’s bonus plan for 2012. To settle these RSUs, on January 4, 2016 the Company issued 362,006 shares of common stock, net of the minimum statutory tax withholding requirements.

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
In December 2015 and January 2016, in connection with the completion of a public offering by NorthStar Healthcare and the services Mr. Flaherty provides to the Healthcare Strategic Partnership, the Company issued an aggregate of 140,000 incremental RSUs to Mr. Flaherty, of which 139,473 vest on December 17, 2018 and 527 vest on January 19, 2019, unless certain conditions are met.
AHI
On December 8, 2014, the Company acquired an interest in AHI for $37.5 million in cash and $20.0 million of common stock, representing 956,462 shares. In connection with this acquisition, the Company required the seller to subject one-half of these shares to forfeiture conditions that lapse based on the continued service to AHI of its three principals, with forfeiture conditions with respect to 50% of these shares lapsing two years after the closing date of the Company’s acquisition and the remaining 50% lapsing five years after the closing date. As a result of this vesting arrangement, $10.0 million of common stock (or 478,231 shares) subject to this arrangement is treated as a contingent consideration arrangement tied to continued employment of the AHI principals as an incentive to remain as employees of AHI. As such, this contingent consideration arrangement is accounted for separately as a compensatory arrangement with amortization of such equity award being recorded by the Company through equity in earnings. The AHI principals are also entitled to incremental grants of the Company’s common stock subject to certain conditions being met pursuant to a separate contractual arrangement entered into in connection with the Company’s AHI investment. For the year ended December 31, 2015, no incremental awards were issued. The Company will contribute $2.0 million in shares related to equity incentives for AHI’s employees for 2015 and 2016.
Townsend
In connection with the Company’s acquisition of its interest in Townsend, in February 2016, the Company granted 658,330 shares of common stock to certain members of Townsend’s management team who own the remaining interest in Townsend, subject to time-based vesting conditions through December 31, 2020.
Summary
As of December 31, 2015, an aggregate of 26,358,957 shares of the Company’s common stock were reserved for the issuance of awards under the 2014 NSAM Plan, subject to equitable adjustment upon the occurrence of certain corporate events, provided that this number automatically increases each January 1st by 2% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31st.
Equity-based compensation expense for the year ended December 31, 2014 includes: (i) the Company’s results of operations for the six months ended December 31, 2014, which represents the activity following the NSAM Spin-off; and (ii) the Company’s results of operations for the six months ended June 30, 2014, which represents a carve-out of its historical financial information including revenues and expenses attributable to the Company, related to NorthStar Realty’s historical asset management business. Equity-based compensation expense for the year ended December 31, 2013 was prepared on the same basis as the six months ended June 30, 2014. The allocation is based on an estimate had NorthStar Realty’s asset management business been run as an independent entity and was determined principally based on relative head count and management’s knowledge of NorthStar Realty’s operations.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents equity-based compensation expense for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	Time-Based Awards				Performance-Based Awards			Total
	Years Ended December 31,				Years Ended December 31,			Years Ended December 31,
	2015	2014		2013	2015	2014	2013	2015	2014		2013
NSAM spin grants(1)	$15,474	$16,923		$—	$14,946	$7,581	$—	$30,420	$24,504		$—
NSAM bonus plan	9,661	4,655		—	2,992	—	—	12,653	4,655		—
NorthStar Realty bonus plan(2)	9,365	13,105	(3)	3,928	3,878	9,262	1,249	13,243	22,367	(3)	5,177	(3)
Grants to non-employees	1,152	124		—	—	—	—	1,152	124		—
Total	$35,652	$34,807		$3,928	$21,816	$16,843	$1,249	$57,468	$51,650		$5,177
__________________

(1)
Represents equity-based compensation expense for one-time grants issued related to the NSAM Spin-off. Certain awards had performance-based conditions which were met upon issuance, and accordingly, are included in time-based awards as they are only currently subject to continued employment conditions.

(2)	Represents equity-based compensation expense related to annual grants issued by NorthStar Realty prior to the NSAM Spin-off.

(3)
The year ended December 31, 2014 includes an allocation of equity-based compensation expense prior to the NSAM Spin-off of $13.7 million for the six months ended June 30, 2014. The year ended December 31, 2013 represents an allocation of equity-based compensation expense prior to the NSAM Spin-off of $5.2 million.

The following table presents a summary of LTIP Units and unvested restricted stock. The balance as of December 31, 2015 represents LTIP Units whether vested or not that are outstanding and unvested shares of restricted stock (grants in thousands):

	Year Ended December 31, 2015
	Restricted Stock(2)	LTIP Units		Total Grants	Weighted Average Grant Price
January 1, 2015	4,104	1,135	(1)	5,239	$20.18
New grants	814	666		1,480	23.11
Conversions	—	(7)		(7)	15.51
Vesting of restricted stock post-spin	(1,619)	—		(1,619)	17.15
Forfeited or canceled grants	(31)	(2)		(33)	20.08
December 31, 2015	3,268	1,792		5,060	$22.02
___________________

(1)	Represents Deferred LTIP Units that settled into LTIP Units on March 13, 2015.

(2)	Represents restricted stock included in common stock, of which 0.2 million shares is related to NorthStar Realty pre-spin.
As of December 31, 2015, equity-based compensation expense to be recognized over the remaining vesting period through December 2019 is $92.0 million, provided there are no forfeitures.

9.	Stockholders’ Equity
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

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share Repurchase
In April 2015, the Company’s board of directors authorized the repurchase of up to $400 million of its outstanding common stock. The authorization expires in April 2016, unless otherwise extended by the Company’s board of directors. As of December 31, 2015, the Company repurchased 7.8 million shares of its common stock for approximately $105.2 million.
Call Spread
In September 2015, the Company entered into a call spread transaction (the “Call Spread”) with a third-party counterparty related to its share repurchase program. In connection with the Call Spread, certain subsidiaries of the Company purchased and sold a call option on the Company’s common stock with a notional amount of $100.0 million with various expiration dates beginning in December 2018 and a final maturity date in February 2019. The obligation to the counterparty under the sold call option are guaranteed by the Company. In October 2015, the Company paid a net premium of $16.0 million, which is recorded as a reduction in paid-in capital.
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
Earnings Per Share
Basic and diluted earnings per share and the average number of common shares outstanding were calculated using the number of common stock outstanding immediately following the NSAM Spin-off on June 30, 2014. The Company presents common shares issued in connection with the NSAM Spin-off as if it had been outstanding for all periods presented, similar to a stock split. The following table presents EPS for the years ended December 31, 2015, 2014 and 2013 (dollars and shares in thousands, except per share data):

	Years Ended December 31,
	2015	2014	2013
Numerator:
Net income (loss) attributable to NorthStar Asset Management Group Inc. common stockholders	$119,794	$19,100	$(1,995)
Less: Earnings (loss) allocated to unvested participating securities	(4,253)	(190)	—
Numerator for basic income (loss) per share	115,541	18,910	(1,995)
Add: Undistributed earnings allocated to participating nonvested shares	1,594	—	—
Less: Undistributed earnings reallocated to participating nonvested shares	(1,457)	—	—
Net income (loss) attributable to LTIP Units non-controlling interests	953	—	—
Numerator for diluted income (loss) per share	$116,631	$18,910	$(1,995)

Denominator:
Weighted average number of shares of common stock	188,706	187,853	187,816
Incremental diluted shares	4,413	2,588	—
Weighted average number of diluted shares(1)	193,119	190,441	187,816
Earnings (loss) per share:
Basic	$0.61	$0.10	$(0.01)
Diluted	$0.60	$0.10	$(0.01)
_______________________

(1)
Diluted EPS excludes the effect of equity-based awards issued that were not dilutive for the periods presented. These instruments could potentially impact diluted EPS in future periods, depending on changes in the Company’s stock price and other factors.

Dividends
The following table presents dividends declared (on a per share basis) for the year ended December 31, 2015:

Common Stock
Declaration Date	Dividend Per Share
February 25	$0.10
May 5	$0.10
August 4	$0.10
November 3	$0.10

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Non-controlling Interests
Operating Partnership
Non-controlling interests includes the aggregate LTIP Units held by limited partners (the “Unit Holders”) in the Operating Partnership. Net income (loss) attributable to the non-controlling interest is based on the weighted average Unit Holders’ ownership percentage of the Operating Partnership for the respective period. The issuance of additional common stock or LTIP Units changes the percentage ownership of both the Unit Holders and the Company. Since an LTIP Unit is generally redeemable for cash or common stock at the option of the Company, it is deemed to be equivalent to common stock. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and non-controlling interests on the accompanying consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership. On a quarterly basis, the carrying value of such non-controlling interest is allocated based on the number of LTIP Units held by Unit Holders in total in proportion to the number of LTIP Units in total plus the number of shares of common stock. In connection with the formation of the Operating Partnership, the Company recorded a non-controlling interest of $4.4 million related to LTIP Units. As of December 31, 2015, 1,792,183 LTIP units were outstanding, representing a 1.0% ownership and non-controlling interest in the Operating Partnership. Income attributable to the Operating Partnership non-controlling interest for the year ended December 31, 2015 was $1.0 million.

11.	Income Taxes
Subsequent to the NSAM Spin-off, the Company became subject to both domestic and international income tax, as such, there was no income tax benefit (expense) for the six months ended June 30, 2014. On March 13, 2015, the Company restructured by converting, under Delaware law, an existing limited liability company disregarded as separate from the Company for federal income tax purposes to a Delaware limited partnership and admitting as limited partners LTIP Unit Holders, forming the Company’s new Operating Partnership. The Operating Partnership is treated as a partnership for federal income tax purposes and consequently, its items of income gain, loss, deduction and credit are passed through to, and included in, the taxable income of each of its partners including the Company. For the period prior to March 13, 2015, the Company and its U.S. subsidiaries will file consolidated federal income tax returns.
The following table presents the income taxes benefit (expense) for the year ended December 31, 2015 and six months ended December 31, 2014 (dollars in thousands):

	Year Ended	Six Months Ended
	December 31, 2015	December 31, 2014(1)
Current:
U.S. federal	$(24,238)	$(2,516)
U.S. state and local	(3,856)	(503)
Non-U.S.	(2,652)	(1,934)
Subtotal current	(30,746)	(4,953)
Deferred:
U.S. federal	7,530	2,293
U.S. state and local	943	458
Non-U.S.	404	580
Subtotal deferred	8,877	3,331
Income tax benefit (expense)	$(21,869)	$(1,622)
__________________

(1)	Subsequent to the NSAM Spin-off, the Company became subject to both domestic and international income tax, as such, there was no income tax benefit (expense) for the six months ended June 30, 2014.
Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The following table presents the tax effects of the temporary differences as of December 31, 2015 and 2014 (dollars in thousands):

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2015	2014
Deferred tax asset
Equity-based compensation	$7,944	$3,006
Investments in unconsolidated ventures	3,846	149
Other	244	—
Total deferred tax asset	$12,034	$3,155
Deferred tax liability
State tax deduction	$811	$—
Intangible assets	—	60
Other	343	—
Total deferred tax liability	$1,154	$60

The Company operates internationally and domestically through multiple operating subsidiaries.  Each of the jurisdictions in which the Company operates has its own tax law and tax rate, where the tax rate outside the United States may be lower than the U.S. federal statutory income tax rate. The following table presents the reconciliation of the provision for income taxes (expense) benefit to the U.S. federal statutory income tax rate for the year ended December 31, 2015 and six months ended December 31, 2014:

	Year Ended	Six Months Ended
	December 31, 2015	December 31, 2014(1)
U.S. federal statutory income tax rate	35.0%	35.0%
U.S. state and local income taxes	1.4	2.9
Change in valuation allowance	—	(21.3)
Permanent items	4.5	4.4
Effect of foreign operations taxed at various rates	(24.5)	(17.9)
Other	(1.1)	0.1
Effective income tax rate	15.3%	3.2%
__________________

(1)	Subsequent to the NSAM Spin-off, the Company became subject to both domestic and international income tax, as such, there was no income tax benefit (expense) for the six months ended June 30, 2014.
The Company considers the operating earnings of certain non-U.S. subsidiaries to be indefinitely reinvested outside the United States based on the Company’s current needs for those earnings to be reinvested offshore as well as estimates that future domestic cash generated from operations and/or borrowings will be sufficient to meet future domestic cash needs for the foreseeable future. No provision has been made for U.S. federal that may result from future remittances of the undistributed earnings of these foreign subsidiaries. For the year ended December 31, 2015 and six months ended December 31, 2014, the cumulative undistributed earnings was $129.2 million and $30.1 million, respectively. The determination of the amount of such unrecognized tax liability is not practicable.
Excess tax benefits are recognized upon actual realization of the related tax benefit. As of December 31, 2015 and 2014, the Company recognized a windfall tax shortfall of $1.1 million and windfall tax benefit of $1.6 million, respectively, relating to equity-based compensation expense, which is a reduction to income tax payable and recorded in additional paid-in capital on the consolidated balance sheets.
In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax regulators. The normal statute of limitations started and the examination period opened with the initial filings of the 2014 federal, state, local and foreign tax returns.
The guidance for accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company does not believe that it has any tax positions for which it is more likely than not that the total amounts

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of unrecognized tax benefits will significantly increase or decrease within the next twelve months. Furthermore, the Company does not have any material uncertain tax positions at December 31, 2015.
As of December 31, 2015, the Company had no unrecognized tax benefits. The Company would record penalties and interest related to uncertain tax positions as a component of income tax expense, where applicable.

12.	Quarterly Financial Information (Unaudited)
The following presents selected quarterly information for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2015	2015	2015	2015
Asset management and other fees, related parties	$77,257	$78,994	$90,358	$61,379
Selling commission and dealer manager fees, related parties	39,543	29,104	28,337	29,923
Commission expense	36,379	26,978	26,338	27,695
Interest expense	778	—	—	—
Total general and administrative expenses	44,403	40,970	41,962	31,868
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	22,251	37,785	50,177	30,778
Income (loss) before income taxes	24,712	37,729	50,267	29,908
Income tax benefit (expense)	(5,701)	3,825	(12,055)	(7,938)
Net income (loss)	$19,011	$41,554	$38,212	$21,970
Earnings (loss) per share:(1)
Basic	$0.10	$0.21	$0.19	$0.11
Diluted	$0.10	$0.21	$0.19	$0.11
_________________

(1)	The total for the year may differ from the sum of the quarters as a result of weighting.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2014	2014	2014(2)	2014(2)
Asset management and other fees, related parties	$69,438	$56,521	$13,110	$8,669
Selling commission and dealer manager fees, related parties	49,553	27,149	19,313	14,548
Commission expense	47,039	25,691	18,138	13,560
Transaction costs	—	—	21,926	2,550
Total general and administrative expenses	43,500	32,719	14,850	15,503
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	27,408	24,905	(22,247)	(8,305)
Income (loss) before income taxes	26,443	24,831	(22,247)	(8,305)
Income tax benefit (expense)	4,465	(6,087)	—	—
Net income (loss)	30,908	18,744	(22,247)	(8,305)
Earnings (loss) per share:(1)
Basic	$0.16	$0.10	$(0.12)	$(0.04)
Diluted	$0.16	$0.10	$(0.12)	$(0.04)
__________________

(1)	The total for the year may differ from the sum of the quarters as a result of weighting.

(2)	Represents a carve-out of revenues and expenses attributed to the Company related to NorthStar Realty’s historical asset management business.

13.	Segment Reporting
The Company conducts its asset management business through the following five segments, which are based on how management reviews and manages its business:

•
NorthStar Listed Companies - Provide asset management and other services on a fee basis by managing the day-to-day activities of the NorthStar Listed Companies. The Company began earning fees from NorthStar Realty on July 1, 2014 and NorthStar Europe on November 1, 2015.

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

•
Corporate/Other - Includes corporate level general and administrative expenses, as well as special servicing on a fee basis in connection with certain securitization transactions. In addition, includes opportunistic investments, such as the Company’s recent purchase of NorthStar Realty’s common stock.

The consolidated financial statements for the year ended December 31, 2015 represent the Company’s results of operations following the NSAM Spin-off on June 30, 2014. The year ended December 31, 2014 includes: (i) the Company’s results of operations for the six months ended December 31, 2014, which represents the activity following the NSAM Spin-off; and (ii) the Company’s results of operations for the six months ended June 30, 2014, which represents a carve-out of its historical financial information including revenues and expenses attributable to the Company, related to NorthStar Realty’s historical asset management business. The year ended December 31, 2013 was prepared on the same basis as the six months ended June 30, 2014. Expenses also included an allocation of indirect expenses from NorthStar Realty, including salaries, equity-based compensation and other general and administrative expenses (primarily occupancy and other costs) based on an estimate had NorthStar Realty’s historical asset management business been run as an independent entity. This allocation method was principally based on relative headcount and management’s knowledge of NorthStar Realty’s operations. Additionally, periods prior to June 30, 2014 did not reflect the management agreement the Company entered into with NorthStar Realty effective July 1, 2014.
The following tables present segment reporting for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

Statement of Operations:
Year ended December 31, 2015	NorthStar Listed Companies		Sponsored Companies		Broker Dealer(1)	Direct Investments	Corporate/Other		Total
Asset management and other fees, related parties	$201,049		$106,939		$—	$—	$—		$307,988
Selling commission and dealer manager fees, related parties	—		—		126,907	—	—		126,907
Commission expense	—		—		117,390	—	—		117,390
Interest expense	—		—		—	—	778		778
Salaries and related expense	—		—		7,786	—	60,563		68,349
Equity-based compensation expense	—		—		2,418	—	55,050		57,468
Other general and administrative expenses	—		—		6,655	—	26,731		33,386
Equity in earnings (losses) of unconsolidated ventures(2)	—		—		—	1,625	—		1,625
Income tax benefit (expense)	—		—		—	—	(21,869)		(21,869)
Net income (loss)	201,049		106,939		(6,833)	429	(180,837)	(3)	120,747

Balance Sheet:
December 31, 2015
Investments in unconsolidated ventures	$—		$—		$—	$88,069	$—		$88,069
Total assets	50,924	(4)	66,246	(4)	16,470	88,069	153,112		374,821
_______________

(1)	Direct general and administrative expenses incurred by the broker dealer.

(2)
For the year ended December 31, 2015, the Company recognized in equity in losses, operating income of $14.5 million, which excludes $2.0 million of equity-based compensation expense and $10.8 million of depreciation and amortization expense.

(3)	Includes $3.8 million of unrealized loss.

(4)	Primarily represents receivables from related parties as of December 31, 2015. Subsequent to December 31, 2015, the Company received $53.6 million of reimbursements from the Managed Companies.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of Operations:
Year ended December 31, 2014	NorthStar Listed Companies(1)		Sponsored Companies		Broker Dealer(2)	Direct Investments	Corporate/Other	Total
Asset management and other fees, related parties	$82,759		$64,979		$—	$—	$—	$147,738
Selling commission and dealer manager fees, related parties	—		—		110,563	—	—	110,563
Commission expense	—		—		104,428	—	—	104,428
Salaries and related expense	—		—		6,831	—	30,374	37,205
Equity-based compensation expense	—		—		—	—	51,650	51,650
Other general and administrative expenses	—		—		8,126	—	9,591	17,717
Equity in earnings (losses) of unconsolidated ventures	—		—		—	(1,039)	—	(1,039)
Income tax benefit (expense)	—		—		—	—	(1,622)	(1,622)
Net income (loss)	82,759		64,979		(8,916)	(1,039)	(118,683)	19,100

Balance Sheet:
December 31, 2014
Investments in unconsolidated ventures	$—		$—		$—	$54,480	$—	$54,480
Total assets	60,909	(3)	29,458	(3)	17,868	54,480	101,154	$263,869
_______________

(1)	The Company began earning fees on July 1, 2014 with NorthStar Realty and November 1, 2015 with NorthStar Europe (refer to Note 3).

(2)	Direct general and administrative expenses incurred by the broker dealer.

(3)	Primarily represents receivables from related parties as of December 31, 2015.

Statement of Operations:
Year ended December 31, 2013	NorthStar Listed Companies(1)	Sponsored Companies		Broker Dealer(2)	Corporate/Other	Total
Asset management and other fees, related parties	$—	$26,633		$—	$—	$26,633
Selling commission and dealer manager fees, related parties	—	—		62,572	—	62,572
Commission expense	—	—		57,325	—	57,325
Salaries and related expense	—	—		5,731	15,613	21,344
Equity-based compensation expense	—	—		—	5,177	5,177
Other general and administrative expenses	—	—		5,977	375	6,352
Income tax benefit (expense)	—	—		—	—	—
Net income (loss)	—	26,617		(6,535)	(22,077)	(1,995)

Balance Sheet:
December 31, 2013
Total assets	$—	$23,149	(3)	$8,377	$183	$31,709
_______________

(1)	The Company began earning fees on July 1, 2014 with NorthStar Realty and November 1, 2015 with NorthStar Europe (refer to Note 3).

(2)	Direct general and administrative expenses incurred by the broker dealer.

(3)	Primarily represents receivables from related parties as of December 31, 2013.

14.	Subsequent Events
Dividends
On February 24, 2016, the Company declared a dividend of $0.10 per share of common stock. The common stock dividend will be paid on March 11, 2016 to stockholders of record as of the close of business on March 7, 2016.
Townsend Acquisition
On January 29, 2016, the Company acquired an approximate 84% interest in Townsend, a leading global provider of investment management and advisory services focused on real assets. Founded in 1983, Townsend is the manager or advisor to approximately $184 billion of real assets. Townsend’s management team owns the remainder of the business and continues to direct day-to-day operations. The Company acquired the interest in Townsend for approximately $383.0 million, subject to customary post-closing adjustments. In connection with the acquisition, the Company obtained a $500.0 million term loan, which was used to fund the

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

transaction, repay in full the amount outstanding under the Revolving Credit Facility and for general corporate purposes, including repurchases of the Company’s common stock.
Townsend Pro Forma
The following table presents unaudited consolidated pro forma results of operations adjusted for the acquisition of Townsend and related borrowings as if they occurred on January 1, 2014. The unaudited pro forma amounts were prepared for comparable purposes only and are not indicative of what actual combined consolidated results of operations of the Company would have been, nor are they indicative of the consolidated results of operations in the future (dollars in thousands, except per share data):

	Years Ended December 31,
	2015	2014
Pro forma total revenues	$493,453	$313,177
Pro forma net income (loss) attributable to NorthStar Asset Management Group Inc. common stockholders	118,129	12,781
Pro forma EPS - basic	$0.60	$0.07
Pro forma EPS - diluted	$0.59	$0.07
Strategic Opportunities
In January 2016, the Company’s board of directors announced that it had engaged Goldman Sachs Group Inc. to assist the Company in exploring strategic alternatives to maximize shareholder value. There is no assurance that this exploration will result in any transaction being announced or consummated.

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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2015 based on the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.
(b) Attestation report of the registered public accounting firm.
The Company’s independent registered public accounting firm, Grant Thornton LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. Grant Thornton LLP has issued an attestation report, which is included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
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
Item 11. Executive Compensation*

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*

Item 13. Certain Relationships and Related Transactions and Director Independence*

Item 14. Principal Accountant Fees and Services*
__________________________

*
The information that is required by Items 10, 11, 12, 13 and 14 (other than the information included in this Annual Report on Form 10-K) is incorporated herein by reference from the definitive proxy statement relating to the 2015 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, no later than 120 days after the end of the Company’s fiscal year ended December 31, 2015.

PART IV
Item 15.  Exhibits and Financial Statements
(a) 1. Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
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

Exhibit Number	Description of Exhibit
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

10.25*	Amendment to Securities Purchase Agreement, dated January 15, 2016, by and among Townsend Holdings LLC, NorthStar Asset Management Group Inc., and Townsend Acquisition LLC, as representative
10.26
Asset Management Agreement, dated as of October 31, 2015, between NSAM J-NRE Ltd and NorthStar Realty Europe Corp. (incorporated by reference to Exhibit 10.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on November 3, 2015)

10.27
Revolving Bridge Credit Agreement, dated as of November 16, 2015, among NorthStar Asset Management Group Inc., as Parent, NSAM LP, as Borrower, the lenders party thereto from time to time and Morgan Stanley Senior Funding, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on November 19, 2015)

10.28
Master Guarantee Agreement, dated as of November 16, 2015, among NorthStar Asset Management Group Inc., the other Guarantors party thereto from time to time and Morgan Stanley Senior Funding, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.2 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on November 19, 2015)

10.29
Third Amended and Restated Limited Liability Company Agreement of Townsend Holdings LLC, dated as of January 14, 2016 and effective as of January 29, 2016, among Townsend Holdings LLC, NSAM and the other unitholders named therein (incorporated by reference to Exhibit 10.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on February 2, 2016)

10.30
Term Loan Credit Agreement, dated as of January 29, 2016, among NSAM, NSAM LP, Morgan Stanley Senior Funding, Inc. as arranger and administrative agent and certain lenders named therein (incorporated by reference to Exhibit 10.2 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on February 2, 2016)

10.31
Master Guarantee Agreement, dated as of January 29, 2016, among NSAM, the other guarantors party thereto and Morgan Stanley Senior Funding, Inc. as arranger and administrative agent (incorporated by reference to Exhibit 10.3 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on February 2, 2016)

12.1*	Ratio of Earnings to Combined Fixed Charges
21.1*	Significant Subsidiaries of the Registrant
23.1*	Consent of Grant Thornton LLP
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
The following materials from the NorthStar Asset Management Group Inc. Annual Report on Form 10-K for the annual period ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (v) Notes to Consolidated Financial Statements

†	Denotes a management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSTAR ASSET MANAGEMENT GROUP INC.

Date:	February 29, 2016	By:	/s/ ALBERT TYLIS
Albert Tylis
Chief Executive Officer and President
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

Signature	Title	Date
/s/ DAVID T. HAMAMOTO	Executive Chairman	February 29, 2016
David T. Hamamoto

/s/ ALBERT TYLIS	Chief Executive Officer, President and Director	February 29, 2016
Albert Tylis	(Principal Executive Officer)

/s/ DEBRA A. HESS	Chief Financial Officer	February 29, 2016
Debra A. Hess	(Principal Financial Officer and Principal Accounting Officer)

/s/ STEPHEN E. CUMMINGS	Director	February 29, 2016
Stephen E. Cummings

/s/ JUDITH A. HANNAWAY	Director	February 29, 2016
Judith A. Hannaway

/s/ OSCAR JUNQUERA	Director	February 29, 2016
Oscar Junquera

/s/ JUSTIN METZ	Director	February 29, 2016
Justin Metz

/s/ WESLEY D. MINAMI	Director	February 29, 2016
Wesley D. Minami

/s/ LOUIS J. PAGLIA	Director	February 29, 2016
Louis J. Paglia