Form 10-K/A
period 2015-12-31
NorthStar Asset Management Group Inc.
filed 2016-04-29
CIK 1597503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015, was $3,505,602,157. As of April 27, 2016, the registrant had issued and outstanding 189,108,183 shares of common stock, $0.01 par value per share and 5,210,113 shares of performance common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

NorthStar Asset Management Group Inc. (the “Company,” “NSAM,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2016 (the “Original Filing”), to include information required by Items 10 through 14 of Part III of Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 of the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14, and Part IV, Item 15, of the Original Filing are hereby amended and restated in their entirety, and new certifications have been included with this Amendment as required by Rule 13a-14(a) under the Exchange Act. This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.  As used herein, the term “Annual Report” refers to the Original Filing, as amended by this Amendment.

NORTHSTAR ASSET MANAGEMENT GROUP INC.
FORM 10-K/A
(Amendment No. 1)

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS
Our board of directors (our “Board of Directors” or “Board”) presently consists of eight members. Stockholders vote on the election of our directors on an annual basis.  All of our directors, except for Mr. Tylis, were elected by the stockholders at the 2015 annual meeting of stockholders. Our directors are currently serving on our Board for a term ending at the 2016 annual meeting of stockholders and until their successors are duly elected and qualified.
Our executive officers are appointed annually by our Board and serve at the discretion of our Board.
The following sets forth certain information concerning our Board of Directors and executive officers. The directors and executives listed below are leaders in business as well as in the real estate and financial communities because of their intellectual acumen and analytic skills, strategic vision and their records of outstanding accomplishments over several decades. We believe that each director has been appointed in part because of his or her ability and willingness to understand our unique position and evaluate and implement our strategies.
The information below includes each director’s and executive officer’s name, principal occupation, business history and certain other information, including, for directors, the specific experience, qualifications, attributes and skills that led our Board to conclude that each such person should serve as a director of our company.

NAME	AGE	POSITION
David T. Hamamoto	56	Executive Chairman
Stephen E. Cummings	60	Independent Director
Judith A. Hannaway	64	Independent Director
Oscar Junquera	62	Independent Director
Justin Metz	42	Independent Director
Wesley D. Minami	59	Independent Director
Louis J. Paglia	58	Independent Director
Albert Tylis	42	CEO, President and Member of our Board
Daniel R. Gilbert	46	Chief Investment and Operating Officer, NSAM Ltd
Debra A. Hess	52	Chief Financial Officer
Ronald J. Lieberman	46	Executive Vice President, General Counsel and Secretary

David T. Hamamoto. Mr. Hamamoto is our Executive Chairman, a position he has held since August 2015, having previously served as our Chairman and Chief Executive Officer from January 2014 until August 2015. Mr. Hamamoto also serves as Chairman of NorthStar Realty Finance Corp. (“NorthStar Realty”), a position he has held since October 2007 (having previously served as a director since October 2003). Mr. Hamamoto previously served as NorthStar Realty’s Chief Executive Officer from October 2004 until August 2015 and as President from October 2004 until April 2011. Mr. Hamamoto has been Chairman of the board of directors of NorthStar Realty Europe Corp. (“NorthStar Europe”) since October 2015 and has served as one of its directors since June 2015. Additionally, since December 2013, Mr. Hamamoto serves as a member of the advisory committee of RXR Realty LLC (“RXR Realty”), a leading real estate operating and investment management company focused on high‑quality real estate investments in the New York Tri‑State area and a co‑sponsor of NorthStar/RXR New York Metro Real Estate, Inc. (“NorthStar/RXR”). Mr. Hamamoto also serves as a member of the executive committee of Island Hospitality Management Inc. since January 2015. Mr. Hamamoto previously served as Chairman of NorthStar Real Estate Income Trust, Inc. (“NS Income”) from February 2009 until August 2015 and served as its Chief Executive Officer from February 2009 until January 2013. In addition, Mr. Hamamoto served as Chairman of NorthStar Healthcare Income, Inc. (“NS Healthcare”) from January 2013 until January 2014, and of NorthStar Real Estate Income II, Inc. (“NS Income II”) from December 2012 until August 2015. Mr. Hamamoto also served as Co‑Chairman of NorthStar/RXR from March 2014 until August 2015. Previously, Mr. Hamamoto served as Executive Chairman from March 2011 until November 2012, and as Chairman, from February 2006 until March 2011, of the board of directors of Morgans Hotel Group Co. In July 1997, Mr. Hamamoto co‑founded NorthStar Capital Investment Corp., for which he served as Co‑Chief Executive Officer until October 2004. From 1983 to 1997, Mr. Hamamoto worked for Goldman, Sachs & Co. where he was co‑head of the Real Estate Principal Investment Area and general partner of the firm between 1994 and 1997. During Mr. Hamamoto’s tenure at Goldman, Sachs & Co., he initiated the firm’s effort to build a real estate principal investment business under the auspices of the Whitehall Funds. Mr. Hamamoto holds a Bachelor of Science from Stanford University in Palo Alto, California and a Master of Business Administration from the Wharton School of Business at the University of Pennsylvania in Philadelphia, Pennsylvania.
As a founder, Chairman, former Chief Executive Officer and President of NorthStar Realty and as a founder of our company, Mr. Hamamoto offers our Board an intuitive perspective of the business and operations of the Company as a whole. Mr. Hamamoto also has significant experience in all aspects of the commercial real estate markets, which he gained initially as co-head of the Real Estate Principal Investment Area at Goldman, Sachs & Co. Mr. Hamamoto is able to draw on his extensive knowledge to develop and articulate sustainable initiatives, operational risk management and strategic planning, which qualify him to serve as a director of the Company.
Stephen E. Cummings. Mr. Cummings has been one of our independent directors since June 2014. Mr. Cummings currently serves as President and Chief Executive Officer of MUFG Union Bank, N.A., the banking subsidiary of MUFG Americas Holdings Corporation, where he has authority over all The Bank of Tokyo-Mitsubishi UFJ’s (BTMU) U.S. businesses, including its New York branch and other branch offices. Mr. Cummings is also a member of the Board of Directors of MUFG Union Bank. From September 2014 to April 2015, Mr. Cummings served as Group Managing Director of UBS Investment Bank, having previously served as Head of Investment Banking-Americas Corporate Client Solutions for UBS Investment Bank from November 2012 to August 2014 and Chairman for the Investment Bank in the Americas for UBS Investment Bank from April 2011 to April 2015. Mr. Cummings previously served as an independent director of NorthStar Realty from December 2009 until July 2014. From 2004 to 2008, Mr. Cummings was Senior Executive Vice President, Head of Corporate and Investment Banking and a member of Wachovia Corporation’s Operating Committee. From 1998 to 2004, Mr. Cummings served in a number of different leadership roles at Wachovia (and First Union Corporation, a predecessor to Wachovia), including their Mergers and Acquisitions, Investment Banking and Capital Markets Divisions. Before joining Wachovia, Mr. Cummings served as Chairman and Chief Executive Officer of Bowles Hollowell Conner & Co. from 1993 to 1998. Mr. Cummings began his investment banking career in 1979 in the Corporate Finance Division of Kidder, Peabody & Co. Incorporated in New York and joined Bowles Hollowell Conner & Co. in 1984. Mr. Cummings holds a Bachelor of Arts in administrative science from Colby College and a Master of Business Administration from Columbia University Graduate School of Business.
Mr. Cummings has significant financial experience, developed through his role as President and Chief Executive Officer of MUFG Union Bank, N.A., and his prior roles as Head of Investment Banking-Americas Corporate Client Solutions and Chairman for the Investment Bank in the Americas for UBS Investment Bank, as well as Senior Executive Vice President, Head of Corporate and Investment Banking and a member of Wachovia Corporation’s Operating Committee. Mr. Cummings has also served in a number of executive positions with oversight of financial operations, merger and acquisition and capital markets activities. As a business executive with senior management responsibilities, Mr. Cummings’s leadership and experience qualify him to serve as a director of the Company.
Judith A. Hannaway. Ms. Hannaway has been one of our independent directors since June 2014. Ms. Hannaway also serves as an independent director of NorthStar Realty and NorthStar Europe, positions she has held since September 2004 and October 2015, respectively. During the past five years, Ms. Hannaway has acted as a consultant to various financial institutions. Prior to acting as a consultant, Ms. Hannaway was previously employed by Scudder Investments, a wholly‑owned subsidiary of Deutsche Bank Asset Management, as a Managing Director. Ms. Hannaway joined Scudder Investments in 1994 and was responsible for Special Product Development including closed‑end funds, off shore funds and REIT funds. Prior to joining Scudder Investments, Ms. Hannaway was employed by Kidder Peabody & Co. Incorporated as a Senior Vice President in Alternative Investment Product Development. Ms. Hannaway joined Kidder Peabody & Co. Incorporated in 1980 as a Real‑Estate Product Manager. Ms. Hannaway holds a Bachelor of Arts from Newton College of the Sacred Heart and a Master of Business Administration from Simmons College Graduate Program in Management.
Ms. Hannaway has had significant experience at major financial institutions and has broad ranging financial services expertise and experience in the areas of financial reporting, risk management and alternative investment products. Ms. Hannaway’s financial-related experience qualifies her to serve as a director of the Company.
Oscar Junquera. Mr. Junquera has been one of our independent directors since June 2014. Mr. Junquera also serves as an independent director of NorthStar Europe, a position he has held since October 2015. Additionally, Mr. Junquera is on the board of directors of Toroso Investments LLC. Mr. Junquera previously served as a member of the board of directors of HF2 Financial Management Inc. from February 2013 to April 2015 and as an independent director of NorthStar Realty from April 2011 until July 2014. Mr. Junquera is also the founder of PanMar Capital llc., a private equity firm specializing in the financial services industry and has been their Managing Partner since its formation in January 2008. Mr. Junquera worked on matters related to the formation of PanMar Capital llc. from July 2007 until December 2008. From 1980 until June 2007, Mr. Junquera was at PaineWebber, which was sold to UBS AG in 2000. He began at PaineWebber in the Investment Banking Division and was appointed Managing Director in 1988, Group Head-Financial Institutions in 1990 and a member of the Investment Banking Executive Committee in 1995. Following the sale of PaineWebber to UBS in 2000, Mr. Junquera was appointed Global Head of Asset Management Investment Banking at UBS and was responsible for establishing and building the bank’s franchise with mutual fund, institutional, high net worth and alternative asset management firms, as well as banks, insurance and financial services companies active in asset management. Mr. Junquera has served on the Board of Trustees of the Long Island Chapter of the Nature Conservancy and is a supporter of various other charitable organizations. Mr. Junquera holds a Bachelor of Science from the University of Pennsylvania’s Wharton School and a Master of Business Administration from Harvard Business School.
Mr. Junquera has over 25 years of investment banking experience, most recently as a Managing Director in the Global Financial Institutions Group at UBS Investment Bank and Global Head of Asset Management Investment Banking. Mr. Junquera’s experience covers a unique cross-section of strategic advisory and capital markets activities, including the structuring and distribution of investment funds and permanent capital vehicles, which qualifies him to serve as a director of the Company.

Justin Metz. Mr. Metz has been one of our independent directors since June 2014. Mr. Metz is also the Managing Principal of the Related Companies’ real estate fund management team, which he founded in April 2009, operating from offices in New York, Chicago, Boston, Dallas and Los Angeles and staffed with industry veterans. The fund management platform currently manages capital on behalf of sovereign wealth funds, public pension plans, multi-managers, endowments, Taft Hartley plans and family offices across the following strategies: distressed and value added real estate opportunities, origination and acquisition of construction and transitional loans and multifamily housing opportunities across the United States. Prior to joining Related Companies, Mr. Metz served as a Managing Director at Goldman Sachs. During his 12 years at Goldman Sachs, Mr. Metz held numerous positions of increasing responsibility and served on various boards and investment committees. Mr. Metz is a principal shareholder of Related Fund Management, LLC and Sousa Holdings, LLC. Mr. Metz holds a Bachelor of Arts from the University of Michigan.
Mr. Metz has significant real estate investment and asset management experience. Over the past 20 years, Mr. Metz has been involved in the acquisition and development of real estate assets, securities and loans globally. Mr. Metz’s real estate investment experience, coupled with his leadership experience from his service on various boards and investment committees, qualify him to serve as a director of the Company.
Wesley D. Minami. Mr. Minami has been one of our independent directors since June 2014. Mr. Minami also serves as an independent director of NorthStar Realty and NorthStar Europe, positions he has held since September 2004 and October 2015, respectively. Mr. Minami served as President of Billy Casper Golf LLC from 2003 until March 2012, at which time he ceased acting as President and began serving as Principal. From 2001 to 2002, he served as President of Charles E. Smith Residential Realty, Inc., a REIT that was listed on the New York Stock Exchange (“NYSE”). In this capacity, Mr. Minami was responsible for the development, construction, acquisition and property management of over 22,000 high‑rise apartments in five major U.S. markets. He resigned from this position after completing the transition and integration of Charles E. Smith Residential Realty, Inc. from an independent public company to a division of Archstone‑Smith Trust, an apartment company that was listed on the NYSE. From 1997 to 2001, Mr. Minami worked as Chief Financial Officer and then Chief Operating Officer of Charles E. Smith Residential Realty, Inc. Prior to 1997, Mr. Minami served in various financial service capacities for numerous entities, including Ascent Entertainment Group, Comsat Corporation, Oxford Realty Services Corporation and Satellite Business Systems. Mr. Minami holds a Bachelor of Arts in Economics, with honors, from Grinnell College and a Master of Business Administration in Finance from the University of Chicago.
Mr. Minami, who has served as President of a publicly-traded REIT, chief financial officer and chief operating officer of a real estate company and in various financial service capacities, brings corporate finance, operations, public company and executive leadership expertise to our Board. Mr. Minami’s diverse experience, real estate background and understanding of financial statements qualify him to serve as a director of the Company.
Louis J. Paglia. Mr. Paglia has been one of our independent directors since June 2014. Mr. Paglia also serves as an independent director of NorthStar Realty, a position he has held since February 2006. Mr. Paglia also serves as a director of Arch Capital Group Ltd. (NASDAQ: ACGL), a position he has held since July 2014. Mr. Paglia is the founding member of Oakstone Capital LLC, a private investment firm, since January 2016. He previously founded Customer Choice LLC in April 2010, a data analytics company serving the electric utility industry. From April 2002 to March 2006, Mr. Paglia was the Executive Vice President of UIL Holdings Corporation, an electric utility, contracting and energy infrastructure company. Mr. Paglia was also President of UIL Holdings’ investment subsidiaries. From July 2002 through April 2005, Mr. Paglia also served as UIL Holdings’ Chief Financial Officer. From 1999 to 2001, Mr. Paglia was Executive Vice President and Chief Financial Officer of eCredit.com, a credit evaluation software company. Prior to 1999, Mr. Paglia served as the Chief Financial Officer for TIG Holdings Inc. and Emisphere Technologies, Inc. Mr. Paglia holds a Bachelor of Science from Massachusetts Institute of Technology and a Master of Business Administration from the Wharton School of Business at the University of Pennsylvania.
Mr. Paglia brings a career of broad ranging financial expertise, having held several chief financial officer positions, including at three public companies. Mr. Paglia’s extensive accounting, finance and risk management expertise qualify him to serve as a director of the Company.
Albert Tylis. Mr. Tylis has been a member of our board of directors since August 2015. Mr. Tylis also serves as our Chief Executive Officer and President since August 2015 and January 2014, respectively. Mr. Tylis has also served as a member of NorthStar Realty's and NorthStar Europe's respective board of directors since August 2015 and October 2015, respectively. Previously, Mr. Tylis served as NorthStar Realty's President from January 2013 until August 2015, Co‑President from April 2011 until January 2013, Chief Operating Officer from January 2010 until January 2013, Secretary from April 2006 until January 2013, and an Executive Vice President and General Counsel from April 2006 until April 2011. Mr. Tylis served as Chief Operating Officer of NS Income from October 2010 until January 2013. He has further served as Chairman of the board of directors of NS Healthcare from April 2011 until January 2013. Prior to joining our company, Mr. Tylis was the Director of Corporate Finance and General Counsel of ASA Institute and from September 1999 through February 2005, Mr. Tylis was a senior attorney at the law firm of Bryan Cave LLP, where he was a member of the Corporate Finance and Securities Group, the Transactions Group, the Banking, Business and Public Finance Group and supported the firm’s Real Estate Group. Additionally, Mr. Tylis has served as a member of the advisory committee of RXR Realty LLC since December 2013. Mr. Tylis holds a Bachelor of Science from the University of Massachusetts at Amherst and a Juris Doctor from Suffolk University Law School.

As our Chief Executive Officer and President and as one of our board members and our former President of NorthStar Realty, Mr. Tylis’s senior executive experience and deep knowledge of our operations and business strengthen the Company’s board of directors’ collective qualifications, skills and experience, which qualifies him to serve as a director of the Company.
Daniel R. Gilbert. Mr. Gilbert has served as Chief Investment and Operating Officer of NorthStar Asset Management Group, Ltd, a subsidiary of NSAM, a position he has held since June 2014. Mr. Gilbert has also served as NorthStar Realty’s Chief Investment and Operating Officer since January 2013. Mr. Gilbert serves as the Chairman, Chief Executive Officer and President of NS Income, positions he has held since August 2015, January 2013 and March 2011, respectively. Mr. Gilbert further serves as Chairman, Chief Executive Officer and President of NS Income II, positions he has held since December 2012 and, with respect to his role as Chairman, since August 2015. Mr. Gilbert has also served as the Executive Chairman of NS Healthcare since January 2014, having previously served as Chief Executive Officer from August 2012 to January 2014 and Chief Investment Officer from October 2010 to February 2012. Mr. Gilbert further serves as the Co‑Chairman, Chief Executive Officer and President of NorthStar/RXR, positions he has held since March 2014 and, with respect to his role as Co‑Chairman, since August 2015. Mr. Gilbert has also served as Chairman, Chief Executive Officer and President of NorthStar Corporate Income Master Fund and its two feeder funds (collectively, “NorthStar Corporate Income Fund”), positions he has held since November 2015 and, with respect to his role as Chairman, since January 2016. Prior to his current role at NorthStar Realty, Mr. Gilbert served as its Co‑President from April 2011 until January 2013 and in various other senior management positions since our initial public offering in October 2004. Mr. Gilbert also served as an Executive Vice President and Managing Director of Mezzanine Lending of NorthStar Capital Investment Corp. Prior to that role, Mr. Gilbert was with Merrill Lynch & Co. (“Merrill Lynch”) in its Global Principal Investments and Commercial Real Estate Department and prior to joining Merrill Lynch, held accounting and legal‑related positions at Prudential Securities Incorporated. Mr. Gilbert currently serves on the Board of Directors of the Investment Program Association. Mr. Gilbert holds a Bachelor of Arts degree from Union College in Schenectady, New York.

Debra A. Hess. Ms. Hess has served as our Chief Financial Officer since January 2014. Ms. Hess also serves as Chief Financial Officer of NorthStar Realty, a position she has held since July 2011. Until August 2015, Ms. Hess served as Chief Financial Officer and Treasurer of NS Income, NS Healthcare, NS Income II and NorthStar/RXR, positions she had held from October 2011, March 2012, December 2012 and March 2014, respectively. Ms. Hess also served as Interim Chief Financial Officer of NorthStar Europe from June 2015 to November 2015. Ms. Hess has significant financial, accounting and compliance experience at public companies. Ms. Hess previously served as Chief Financial Officer and Compliance Officer of H/2 Capital Partners, where she was employed from August 2008 to June 2011. From March 2003 to July 2008, Ms. Hess was a managing director at Fortress Investment Group, where she also served as Chief Financial Officer of Newcastle Investment Corp., a Fortress portfolio company and a NYSE‑listed alternative investment manager. From 1993 to 2003, Ms. Hess served in various positions at Goldman, Sachs & Co., including as Vice President in Goldman Sachs’ Principal Finance Group and as a Manager of Financial Reporting in Goldman Sachs’ Finance Division. Prior to 1993, Ms. Hess was employed by Chemical Banking Corporation in the corporate credit policy group and by Arthur Andersen & Company as a supervisory senior auditor. Ms. Hess holds a Bachelor of Science in Accounting from the University of Connecticut in Storrs, Connecticut and a Master of Business Administration in Finance from New York University in New York, New York.
Ronald J. Lieberman. Mr. Lieberman has served as our Executive Vice President, General Counsel and Secretary since January 2014. Mr. Lieberman has also served as NorthStar Realty’s Executive Vice President, General Counsel and Secretary since April 2012, April 2011 and January 2013, respectively. Mr. Lieberman has served as Executive Vice President, General Counsel and Secretary of NS Healthcare since January 2013, April 2011 and April 2011, respectively. Mr. Lieberman also serves as Executive Vice President, General Counsel and Secretary for NorthStar/RXR, positions he has held since March 2014. In addition, Mr. Lieberman has served as Executive Vice President, General Counsel and Secretary of NorthStar Corporate Income Fund since November 2015. Mr. Lieberman further serves on the Executive Committee of American Healthcare Investors, LLC. In addition, since February 2016, Mr. Lieberman has served as a member of the board of directors of Griffin‑American Healthcare REIT IV, Inc. Until August 2015, Mr. Lieberman had served as General Counsel and Secretary of NS Income and NS Income II from October 2011 and December 2012, respectively, and as Executive Vice President of each of these companies from January 2013 and March 2013, respectively. Prior to joining our company, Mr. Lieberman was a partner in the Real Estate Capital Markets practice at the law firm of Hunton & Williams LLP. Mr. Lieberman practiced at Hunton & Williams from September 2000 until March 2011 where he advised numerous REITs, and specialized in capital markets transactions, mergers and acquisitions, securities law compliance, corporate governance and other board advisory matters. Prior to joining Hunton & Williams, Mr. Lieberman was the associate general counsel at Entrade, Inc., during which time Entrade was a public company listed on the NYSE. Mr. Lieberman began his legal career at Skadden, Arps, Slate, Meagher and Flom LLP. Mr. Lieberman holds a Bachelor of Arts, Master of Business Administration and Juris Doctor, each from the University of Michigan in Ann Arbor, Michigan.
CORPORATE GOVERNANCE
CORPORATE GOVERNANCE GUIDELINES AND CODE OF ETHICS
We are committed to good corporate governance practices and, as such, we have adopted our Corporate Governance Guidelines and Codes of Ethics discussed below to enhance our effectiveness. These guidelines and codes are available on our website at www.nsamgroup.com under the heading “Investor Relations—Corporate Governance.” You can also receive a copy of our Corporate Governance Guidelines and Code of Business Conduct and Ethics, without charge, by writing to the General Counsel at NorthStar Asset Management Group Inc., 399 Park Avenue, 18th Floor, New York, New York 10022.
Our Corporate Governance Guidelines are designed to assist our Board in exercising its responsibilities. Our Corporate Governance Guidelines govern, among other things, Board composition, Board member qualifications, responsibilities and education, management succession and self‑evaluation. Our Code of Business Conduct and Ethics relates to the conduct of our business by our employees, officers and directors. We intend to maintain high standards of ethical business practices and compliance with all laws and regulations applicable to our business, including those relating to doing business outside the United States. Specifically, among other things, our Code of Business Conduct and Ethics prohibits employees from providing gifts, meals or anything of value to government officials or employees or members of their families without prior written approval from the Company’s General Counsel. We have also adopted a Code of Ethics for Senior Financial Officers, which applies to our Chief Executive Officer, Chief Financial Officer and all other senior financial officers of our company. We will disclose any amendments or waivers from the Code of Ethics for Senior Financial Officers on our website.
DIRECTOR INDEPENDENCE
Of our eight directors, our Board affirmatively determined that Messrs. Cummings, Junquera, Metz, Minami and Paglia and Ms. Hannaway are independent under the NYSE listing standards. In determining director independence, our Board reviewed, among other things, any transactions or relationships that currently exist or that have existed since our incorporation, between each director and the Company and its subsidiaries, affiliates and equity investors, independent auditors or members of senior management. In particular, our Board reviewed current or recent business transactions or relationships or other personal relationships between each director and the Company, including such director’s immediate family and companies owned or controlled by the director or with which the director was affiliated. Our Board also considered the participation of each director on boards of directors of other companies that we or our affiliates manage. The purpose of this review was to determine whether any such transactions or relationships failed to meet any of the objective tests under the NYSE rules for determining independence or were otherwise sufficiently material as to be inconsistent with a determination that the director is independent.
BOARD LEADERSHIP STRUCTURE
Our Board believes it is important to select its Chairman and the Company’s Chief Executive Officer in the manner it considers to be in the best interests of the Company at any given point in time. The members of our Board possess considerable business experience and in‑depth knowledge of the issues the Company faces, and are therefore in the best position to evaluate the needs of the Company and how best to organize the Company’s leadership structure to meet those needs. Accordingly, the Chairman and Chief Executive Officer positions may be filled by one individual or by two different individuals. After careful consideration, our Board believes that the most effective leadership structure for the Company at this time is to separate the roles of Chairman and Chief Executive Officer. Currently, Mr. Hamamoto serves as Executive Chairman of the Board and Mr. Tylis serves as our Chief Executive Officer. With Mr. Hamamoto as Executive Chairman of our Board, we are able to continue to benefit from his experience, knowledge, leadership and vision, which Mr. Hamamoto has provided as a founder of our company, and serving as our Chairman since our inception in 2014. Our Board appointed Mr. Tylis as our Chief Executive Officer in August 2015. Our Board believes that having a Chief Executive Officer with the senior executive experience and deep knowledge of our operations and business, including those of our managed companies, such as Mr. Tylis and who can be dedicated to our business currently best serves the interests of the Company. Our Board continually evaluates the Company’s leadership structure and could in the future decide to combine the Chairman and Chief Executive Officer positions if it believes that doing so would serve the best interests of the Company.
To promote the independence of our Board and appropriate oversight of management, the independent directors select a Lead Non-Management Director, currently Ms. Hannaway, to facilitate free and open discussion and communication among the independent directors of our Board and management. The Lead Non-Management Director presides at all executive sessions at which only non‑management directors are present. These meetings are held in conjunction with the regularly scheduled quarterly meetings of our Board, but may be called at any time by our Lead Non‑Management Director or any of our other independent directors. In 2015, our independent directors met six times in executive session without management present following Board meetings and met outside of regularly scheduled Board meetings on a number of occasions. Our Lead Non-Management Director sets the agenda for these meetings and discusses issues that arise during those meetings with our Chairman and Chief Executive Officer, as appropriate. Our Lead Non‑Management Director also discusses Board meeting agendas with our Chairman and Secretary and may request the inclusion of additional agenda items for meetings of our Board. As provided in our Corporate Governance Guidelines, the individual who serves as the Lead Non‑Management Director is expected to rotate every two years.
BOARD’S ROLE IN RISK OVERSIGHT
Risk is inherent with every business and how well a business manages risk can ultimately determine its success. Our management team is responsible for our risk exposures on a day‑to‑day basis by identifying the material risks we face, implementing appropriate risk management strategies that are responsive to our risk profile, integrating consideration of risk and risk management into our decision‑making process and, if necessary, promulgating policies and procedures to ensure that information with respect to material risks is transmitted to our Board. Our Board, as a whole and through its committees, has the responsibility to oversee and monitor these risk management processes by informing itself of material risks and evaluating whether management has reasonable controls in place to address the material risks; our Board is not responsible, however, for defining or managing our various risks. Our Board is regularly informed by management of potential material risks and activities related to those risks at Board meetings. Members of our management team generally attend all Board meetings and are readily available to our Board to address any questions or concerns raised by our Board on risk management and any other matters.
MAJORITY VOTING STANDARD POLICY FOR ELECTION OF DIRECTORS
Our Corporate Governance Guidelines provide that in any non‑contested election of directors, any director nominee who receives a greater number of votes “withheld” from his or her election than votes “for” such election shall promptly tender his or her offer to resign to the Board for its consideration. The Nominating and Corporate Governance Committee will consider such offer and recommend to the Board whether to accept the offer to resign. No later than the next regularly scheduled Board meeting to be held at least ten days after the date of the election, the Board will decide whether to accept the offer to resign. The Board will promptly and publicly disclose its decision, which may be on the Company’s website or by other means. If the resignation is not accepted, the director will continue to serve until the next annual meeting of stockholders and until the director’s successor is duly elected and qualified or until the director’s earlier resignation or removal. The Nominating and Corporate Governance Committee and the Board may consider any factors they deem relevant in deciding whether to accept a director’s resignation.
DIRECTORS OFFER OF RESIGNATION POLICY
Our Corporate Governance Guidelines provide that, whenever a member of our Board accepts a position with a company that is competitive to the Company’s business or violates our Code of Ethics, Corporate Governance Guidelines or any other Company policy applicable to members of our Board, such Board member must offer his or her resignation to the Nominating and Corporate Governance Committee for its consideration. The Nominating and Corporate Governance Committee will consider the resignation offer, giving due consideration to all relevant factors that it deems appropriate under the circumstances, including, without limitation, any requirement of the NYSE or any rule or regulation promulgated under the Exchange Act, and will recommend to our Board the action to be taken with respect to any such resignation offer.
DIRECTOR NOMINATION PROCEDURES
The Nominating and Corporate Governance Committee generally believes that, at a minimum, candidates for membership on our Board should have demonstrated an ability to make a meaningful contribution to our Board’s oversight of our business and affairs and have a record and reputation for honest and ethical conduct. The Nominating and Corporate Governance Committee recommends director nominees to our Board based on, among other things, its evaluation of a candidate’s experience and skills, relevant industry background and knowledge, integrity, ability to make independent analytical inquiries and a willingness to devote adequate time and effort to Board responsibilities. The Nominating and Corporate Governance Committee does not have a specific diversity policy with respect to its director nomination process, but strives to create diversity in perspective, background and experience in our Board as a whole and seeks to have our Board nominate candidates who have such diverse perspectives, backgrounds and experiences.
When seeking to identify and recommend qualified candidates to the Board for Board membership, the Nominating and Corporate Governance Committee may solicit recommendations from members of the Board, our executive officers and any other source it deems appropriate, including firms, engaged at our expense, that specialize in identifying director candidates. The Nominating and Corporate Governance Committee will also consider candidates recommended by stockholders in accordance with the procedures in our bylaws.
The Nominating and Corporate Governance Committee anticipates that once a person has been identified as a potential candidate, the Nominating and Corporate Governance Committee will collect and review publicly‑available information regarding such person to assess whether the person should be considered further. If the Nominating and Corporate Governance Committee determines that the candidate warrants further consideration, the chairman or another member of the Nominating and Corporate Governance Committee will contact the person. If the person expresses a willingness to be considered and to serve on our Board, the Nominating and Corporate Governance Committee will request information from the candidate, review the person’s accomplishments and qualifications, including in light of any other candidates that the Nominating and Corporate Governance Committee might be considering and conduct one or more interviews with the candidate. In certain instances, members of the Nominating and Corporate Governance Committee may contact one or more references provided by the candidate or may contact other members of the business community or other persons that may have greater first‑hand knowledge of the candidate’s accomplishments.
COMMUNICATIONS WITH THE BOARD
Our Board has established a process to receive communications from interested parties, including stockholders. Interested parties may contact the Lead Non‑Management Director, any member or all members of our Board by writing to any of them at c/o General Counsel at NorthStar Asset Management Group Inc., 399 Park Avenue, 18th Floor, New York, New York 10022. All such communications received by the office of our General Counsel will be opened solely for the purpose of determining whether the contents represent a message to our directors. Any contents that are not in the nature of advertising, promotions of a product or service or patently offensive material will be forwarded promptly to the addressee(s).

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of beneficial ownership of such securities on Forms 3, 4 and 5 with the SEC. Officers, directors and persons who own more than 10% of a registered class of our equity securities are required to furnish us with copies of all Forms 3, 4 and 5 that they file. Based solely on our review of the copies of such forms we received or written representations from certain reporting persons that no filings on such forms were required for those persons, we believe that all such filings required to be made during and with respect to the fiscal year ended December 31, 2015 by Section 16(a) of the Exchange Act were timely made.
INFORMATION ABOUT OUR BOARD OF DIRECTORS AND ITS COMMITTEES
During the year ended December 31, 2015, our Board met on 12 occasions. Each director then serving attended at least 75% of the aggregate number of meetings of our Board and of all committees on which he or she served.
We do not currently maintain a policy requiring our directors to attend the annual meeting of stockholders. Mr. Hamamoto and Mr. Tylis attended the 2015 annual meeting of stockholders.
Our Board has appointed an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each of these standing committees has adopted a committee charter, which is available on our website at www.nsamgroup.com under the heading “Investor Relations—Corporate Governance” or by writing to the General Counsel at NorthStar Asset Management Group Inc., 399 Park Avenue, 18th Floor, New York, New York 10022 to request a copy, without charge. Each committee of our Board is composed exclusively of independent directors, as defined by the listing standards of the NYSE. Moreover, the Compensation Committee is composed exclusively of individuals referred to as “non‑employee directors” in Rule 16b‑3 of the Exchange Act and “outside directors” in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).
In addition, in March 2016, our Board of Directors announced that it had formed a Special Committee comprised of three of our independent directors, who are not on the board of directors of NorthStar Realty, to continue the previously announced strategic alternatives process.
The following table shows the current membership of the various committees:

COMMITTEE MEMBERSHIPS
	AUDIT COMMITTEE	COMPENSATION COMMITTEE	NOMINATING AND CORPORATE GOVERNANCE COMMITTEE	SPECIAL COMMITTEE
INDEPENDENT DIRECTOR
Stephen E. Cummings	—	—	C	M
Judith A. Hannaway(1)	—	C	M	—
Oscar Junquera	M	M	—	M
Justin Metz	—	M	—	M
Wesley D. Minami	C, E	—	M	—
Louis J. Paglia	M, E	—	—	—
NUMBER OF MEETINGS HELD IN 2015	9	7	3	—

C	Committee Chair	M	Committee Member	E	Audit Committee Financial Expert
(1)    Lead Non-Management Director

AUDIT COMMITTEE
Our Board has determined that all three members of the Audit Committee are independent and financially literate under the rules of the NYSE and are “audit committee financial experts,” as that term is defined by the SEC. The Audit Committee is responsible for, among other things, engaging an independent registered public accounting firm, reviewing with the independent registered public accounting firm the plans and results of the audit engagement, approving professional services provided by the independent registered public accounting firm, reviewing the independence of the independent registered public accounting firm, considering the range of audit and non‑audit fees and assisting our Board in its oversight of our internal controls over financial reporting.

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE
Our Board has determined that all members of the Nominating and Corporate Governance Committee are independent under the rules of the NYSE. The Nominating and Corporate Governance Committee is responsible for, among other things, seeking, considering and recommending to our Board qualified candidates for election as directors and recommending a slate of nominees for election as directors at the annual meeting. It also periodically prepares and submits to our Board for adoption the Nominating and Corporate Governance Committee’s selection criteria for director nominees. It reviews and makes recommendations on matters involving the general operation of our Board and our corporate governance and annually recommends to our Board nominees for each committee of our Board. In addition, the Nominating and Corporate Governance Committee annually facilitates the assessment of our Board’s performance as a whole and of the individual directors and reports thereon to our Board.
COMPENSATION COMMITTEE
Our Board has determined that all members of the Compensation Committee are independent under the rules of the NYSE. The Compensation Committee is responsible for, among other things, determining compensation for our executive officers, administering and monitoring our equity compensation plans, evaluating the performance of our executive officers and producing an annual report on executive compensation for inclusion in our annual meeting proxy statement. The Compensation Committee may delegate some or all of its duties to a subcommittee comprising one or more members of the Compensation Committee. The Compensation Committee reviews and approves proposals made by our Chief Executive Officer regarding total compensation of senior executives. The Compensation Committee Report is included later within this Annual Report.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
There are no Compensation Committee interlocks or employee participation on the Compensation Committee.

DIRECTOR COMPENSATION

DETERMINATION OF COMPENSATION AWARDS
The Nominating and Corporate Governance Committee has responsibility for making recommendations to our Board regarding non-employee director compensation. Our goal is the creation of a reasonable and balanced Board compensation program that aligns the interests of our Board with those of our stockholders. We use a combination of cash and stock‑based incentive compensation to attract and retain highly‑qualified candidates to serve on our Board. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to us, the skill‑level required by us of members of our Board and competitive pay practice data. The Nominating and Corporate Governance Committee discusses its recommendations with our Chief Executive Officer and ultimately makes a recommendation to our Board with respect to all non‑employee director compensation. In 2015, the Nominating and Corporate Governance Committee engaged a compensation consultant, FTI Consulting, Inc., to assist it in reviewing competitive practice data regarding non-employee director compensation and to advise it in connection with making recommendations to our Board with respect to the amount and form of such compensation.
NON‑EMPLOYEE DIRECTORS
Our non-employee directors’ fees are as follows: (i) board members receive an annual director’s cash retainer fee of $90,000; (ii) the chairpersons of the Audit Committee and Compensation Committee receive an additional annual fee of $35,000; (iii) the chairperson of the Nominating and Corporate Governance Committee receive an additional annual fee of $30,000; (iv) members of the Audit Committee (other than the chairperson) receive an additional annual fee of $20,000; (v) members of the Compensation Committee and Nominating and Corporate Governance Committee (other than the chairpersons) receive an additional annual fee of $15,000; (vi) the Lead Non‑Management Director of our Board receives an additional annual fee of $50,000; (vii) each Board member receives an additional $1,000 for attendance at Board meetings in excess of ten meetings per year; and (viii) each member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee receives an additional $1,000 for attendance at each committee meeting that exceeds six meetings per year.
In connection with their re-election to the Board, our non-employee directors automatically receive equity awards with a value of approximately $120,000. These annual equity awards are granted on the first business day following each annual meeting of our stockholders and are fully vested upon grant.
We will also automatically grant to any person who first becomes a non-employee director an initial equity award with a value of approximately $120,000. These initial equity awards are granted on the date such non-employee director first becomes a director and generally vest annually over a period of three years from the date of grant.
Equity awards to our non-employee directors may be in the form of restricted common stock, restricted stock units (“RSUs”) or units of partnership interest which are structured as profits interests in our operating partnership (“LTIP units”). The actual number of shares, RSUs or LTIP units that we grant is determined by dividing the fixed value of the grant by the closing sale price of our common stock on the NYSE on the grant date. In 2015, non-employee director equity awards were issued in the form of restricted common stock.
In addition, in April 2016, members of the Special Committee received a fee of $120,000 for their services on such committee. The Board reserved the right at a subsequent date to consider additional compensation for members of the Special Committee, as it deems appropriate.
DIRECTOR COMPENSATION FOR 2015
The following table provides information concerning the compensation of our non-employee directors for 2015:

NAME	FEES EARNED OR PAID IN CASH ($)	STOCK AWARDS ($)(1)	TOTAL ($)
Stephen E. Cummings	$120,000	$120,000	$240,000
Judith A. Hannaway	$190,000	$120,000	$310,000
Oscar Junquera	$129,000	$120,000	$249,000
Justin Metz	$105,000	$120,000	$225,000
Wesley D. Minami	$143,000	$120,000	$263,000
Louis J. Paglia	$113,000	$120,000	$233,000
Total	$800,000	$720,000	$1,520,000

(1)
As of December 31, 2015, except for unvested shares of common stock of 4,167 held by each independent director, none of our directors held any unexercised option awards or unvested stock awards that had been granted by us as director compensation. Each of the stock awards in 2015 was in the form of restricted common stock.

DIRECTOR STOCK OWNERSHIP GUIDELINES
Our Board adopted the following minimum stock ownership guidelines for non-management members of our Board:

TITLE	GUIDELINE
Directors	A multiple of 3X annual director cash retainer
Ownership will include: (i) shares or LTIP units owned individually and by a person’s immediate family members or trusts for the benefit of his or her immediate family members; (ii) RSUs or LTIP units not yet vested; (iii) shares or LTIP units held in a 401(k) plan; and (iv) shares or LTIP units held in deferred or other compensation plans. Directors will not be permitted to sell or otherwise transfer any shares or LTIP units unless and until such time as they meet these stock ownership guidelines. We believe that requiring ownership of our stock creates alignment between directors and stockholders and encourages directors to act to increase stockholder value. As of the date of this Annual Report, all of our directors are in compliance with our stock ownership guidelines and there are currently no pledges of stock, LTIP units, RSUs or other equity awards by directors.

Item 11. Executive Compensation and Other Information

COMPENSATION DISCUSSION AND ANALYSIS
This section describes the compensation that we paid to our named executive officers for 2015. The Compensation Committee is responsible for making all decisions that we make relating to the compensation of our named executive officers.
EXECUTIVE SUMMARY
We are a top performing global asset management company with an executive team that has a proven track record of generating superior long-term total stockholder return, or TSR. We have structured our executive compensation programs to attract, retain and appropriately incentivize our executive officers and align their interests with those of our stockholders.
Highlights Relating to our Executive Compensation

SUPERIOR LONG-TERM TSR PERFORMANCE
•    The compensation relating to 2015 performance resulted from programs we put into effect at the beginning of 2015, prior to our 2015 annual meeting, and those programs were generally consistent with the programs that had driven our long term superior performance even prior to our spin-off from NorthStar Realty.
•    Even with our short-term TSR underperformance in 2015, we have significantly outperformed our peers and relevant industry and market indices over each of the last three, five and ten years.
•    Our five-year compounded, annual TSR through the end of 2015 was 29.1%, which is nearly three times higher than the average of our peer group, and substantially higher than relevant indices, including the MSCI US REIT Index, the Russell 3000 Index and the SNL US Asset Manager Index.

STRONG OPERATING PERFORMANCE; TOTAL COMPENSATION AND G&A IN LINE WITH PEERS
•    We had a strong year of operating performance in 2015, driven by the increase from $21.7 billion to $37.6 billion in assets under management, including $1.4 billion of capital raised by retail companies we manage. This resulted in an approximate 50% increase in our revenues in 2015 compared to 2014 (inclusive of management fees that would have been received in 2014 prior to our spin-off from NorthStar Realty) and a significant increase in our CAD per share.
•    We believe that on a company-wide basis, our total compensation and general and administrative expenses for 2015 are at or below the median compared to the compensation and general and administrative expenses of companies in our peer group, both as a percentage of total revenues and as a percentage of total assets under management.

PAY FOR PERFORMANCE ALIGNMENT
•    We have created strong alignment between our executives and our stockholders through our use of long-term equity awards that vest based on continued employment and/or absolute or relative TSR performance over four-year performance periods. As a demonstration of this alignment and in consideration of our short term TSR underperformance, the total value of outstanding unvested equity awards of our named executive officers, measured pursuant to SEC rules, decreased by 76.4% from December 31, 2014 to December 31, 2015, which is significantly greater than the decrease in our stock price over the same period. Accordingly, the realized compensation of our executives is significantly lower than what we have previously reported.

SUBSTANTIAL EXECUTIVE COMPENSATION CHANGES
•    Despite significant operational achievements in 2015, we have recently experienced short-term underperformance and share the frustration of our stockholders in this regard. In this context, and taking into account input we received from our stockholders, including the results of our say-on-pay vote at our 2015 annual meeting, the Compensation Committee has significantly modified and materially reduced the size of our current executive compensation programs that will govern 2016 executive compensation in a manner that we believe will continue to focus our executives on long-term value creation and further strengthen alignment with our stockholders in light of our short-term TSR underperformance.
•    For example, we have decreased the size of the potential 2016 annual cash bonus pool as a percentage of the applicable revenue metric by 46% over the pool size for 2015, decreased the size of the potential 2016 annual long-term bonus pool as a percentage of the applicable revenue metric by 55% over the pool size for 2015, increased the performance-based equity component of the 2016 annual long-term bonus to 60% of total long-term bonuses from 36.7% in 2015, and increased the TSR performance hurdles that must be met in order for our executive officers to earn the performance-based equity awards to be granted as a portion of long-term bonus.

TSR PERFORMANCE HIGHLIGHTS
The effectiveness of our pay for performance compensation program is evidenced by a high degree of alignment of management and stockholder interests that has been fostered over many years and which has contributed to our superior long-term TSR performance, when taking into account the combined performance of our Company, NorthStar Realty (in which our business was embedded prior to our spin-off in June 2014 and which we continue to manage) as well as NorthStar Europe, which was spun-off from NorthStar Realty in October 2015 (the “NRE Spin-off”) and which we also continue to manage.
Our TSR has performed well above market generating a 221% TSR (or a 12.4% compounded annual TSR) for our stockholders over the past ten years, as illustrated below.

10-Year TSR as of December 31, 2015	TSR as of December 31, 2015
		One-year	Three-year	Five-year	Ten-year
	MSCI US REIT Index	2.52%	11.06%	11.88%	7.35%
	Russell 3000 Index	0.48%	14.74%	12.18%	7.35%
	SNL U.S. Asset Manager Index	-14.72%	11.40%	8.94%	6.04%
	SNL U.S. Finance REIT Index	-8.30%	0.47%	3.60%	-2.37%
	Peer Group Average	-20.11%	10.68%	8.86%	4.18%
	NorthStar Asset Management Group, Inc.(1)	-40.1%	25.4%	29.1%	12.4%
	TSR Peer Ranking(2)	3rd lowest	2nd	1st	1st

(1)
Reflects long-term TSR performance of us, NorthStar Realty and NorthStar Europe on a combined basis. The graph assumes an investment of $100 on December 30, 2005 and the reinvestment of any dividends. The stock price performance shown on this graph is not necessarily indicative of future price performance.

(2)
Reflects our TSR ranking among all peer companies that were publicly traded for the entire applicable period, which included six companies for the ten-year period, 10 companies for the five-year period, 11 companies for the three-year period and 13 companies for the one-year period.

2015 OPERATING PERFORMANCE HIGHLIGHTS
In 2015, we had a strong year of operating performance as reported in our year end financial results, including the following notable achievements:

•	From December 31, 2014 to date, increased assets under management from $21.7 billion to $37.6 billion

•
Acquired The Townsend Group, a leading global provider of investment management and advisory services focused on real assets with approximately $14 billion of assets under management and approximately $170 billion of assets for which it provides advisory services

•	Raised $1.4 billion of capital in retail companies we manage, representing an approximately 20% increase compared to 2014

•	NorthStar Securities, our wholly-owned broker dealer subsidiary and dealer-manager for our retail product offerings, was the second largest capital raiser in the non-traded REIT market in 2015

•	Developed multiple new product channels, including co-sponsored closed-end funds

•	High EBITDA multiple business

PAY FOR PERFORMANCE ALIGNMENT
We have created strong alignment between our executives and our stockholders through our use of long-term equity awards that vest based on continued employment and/or absolute or relative TSR performance over four-year performance periods. As a result, when our stock price declines our executive officers are directly impacted as the value of their unvested equity awards is reduced, as is the likelihood of earning awards that are based on future TSR performance. As a demonstration of this alignment, the total value of outstanding unvested equity awards of our named executive officers, measured pursuant to SEC rules, decreased by 76.4% from December 31, 2014 to December 31, 2015, as illustrated in the table below:

NAME	MARKET VALUE OF UNVESTED EQUITY AWARDS AT FISCAL YEAR END(1)		PERCENTAGE CHANGE
	2014	2015
David T. Hamamoto	$77.7	$18.4	-76.3%
Albert Tylis	$51.6	$12.3	-76.2%
Daniel R. Gilbert	$51.6	$12.3	-76.2%
Debra A. Hess	$14.6	$3.4	-76.9%
Ronald J. Lieberman	$8.9	$2.0	-77.5%

(1)
Dollars in millions. Information based on aggregate values set forth in the Outstanding Equity Awards at Fiscal Year End 2015 table presented in this Annual Report and the aggregate value set forth in the Outstanding Equity Awards at Fiscal Year End 2014 table presented in the proxy statement for our 2015 annual meeting. Please refer to the footnotes to these tables for explanation regarding the calculation of the amounts set forth therein.

EXECUTIVE COMPENSATION CHANGES
For 2015 and 2016, we have heard our stockholders and have made several substantial changes to the structure of our executive compensation programs to further strengthen our pay for performance alignment and the alignment of the long-term interests of our management with our stockholders, including the following:

Significant Expected Reduction in 2016 Overall Compensation. The vast majority of our executive compensation is comprised of annual cash bonuses and long-term bonuses paid in equity under our Executive Incentive Bonus Plan, or the NSAM Incentive Plan. For 2016, the Compensation Committee made significant reductions in the size of potential annual cash bonuses and long-term bonuses, as described below, and as a result, we expect significant reductions in the total compensation of our executive officers for 2016.

46% Reduction in Annual Cash Bonus Opportunity.  For 2016, the Compensation Committee reduced the size of the annual cash bonus pool to 7.0% of our revenues (less commission expenses, plus equity in earnings including CAD adjustments), which represents a 46% reduction from the percentage pool size for 2015, which was 13%. As a result, even after considering anticipated increases in our revenues, we expect significant reductions in the annual cash bonuses for our executive officers for 2016.

55% Reduction in Long-Term Equity Bonus Opportunity.  For 2016, the Compensation Committee also significantly reduced the size of the long-term bonus pool to 1.25 times the annual cash bonus pool for 2016, which represents a 55% reduction from the percentage pool size for 2015. As a result, even after considering anticipated increases in our revenues, we expect significant reductions in the long-term bonuses for our executive officers for 2016.

Significant Shift to TSR Performance-Based Component of Long-Term Bonus. For 2016, the Compensation Committee shifted the components of our long-term bonus to significantly increase the percentage of long-term bonuses that will only be earned based on TSR performance over a four-year period from the beginning of the initial plan year. For both 2014 and 2015, a total of 36.7% of the total long-term bonuses earned were granted in equity awards that remained subject to the achievement of robust TSR performance hurdles over four years, with the remainder being granted as equity awards that vested based solely on continued employment. For 2016, the Compensation Committee increased the percentage of the long-term bonuses payable in equity awards subject to TSR performance hurdles to 60%. Based on our recent TSR underperformance as well as stockholder feedback, the Compensation Committee believed that it was appropriate to tie an increased portion of our executive officer’s compensation directly to our long-term TSR performance.

Higher TSR Hurdles in Long-Term Bonus Awards, raising minimum hurdle by 33% and upper hurdle by 25%. For 2016, the Compensation Committee increased the TSR performance hurdles that must be met in order for our executive officers to earn the performance-based equity awards to be granted as a portion of long-term bonus. In order to fully earn the portion of these awards that is based on our TSR performance, we would have to achieve compounded annual TSR equal to or greater than 15% over the period from January 1, 2016 to December 31, 2019. Our executive officers will not earn any of these awards if our compounded annual TSR is less than 8% and will earn from 25%-100% if performance is between these minimum and maximum hurdles. Accordingly, based on our trailing average stock price as of December 31, 2015, we would need to attain TSR (including the impact of the deemed reinvestment of dividends during the performance period) equal to or greater than $20.80 per share in order for these awards to be fully earned. Based on our recent TSR underperformance as well as stockholder feedback and notwithstanding our superior long-term TSR performance, the Compensation Committee believed that it was appropriate to require our executive officers to meet higher TSR hurdles in order to fully earn their awards for 2016.

Higher Annual Cash Bonus Performance Hurdles. For 2015, the performance hurdles that our executive officers were required to achieve in order to earn their annual cash bonuses were significantly higher than the hurdles established for 2014. The CAD per share hurdles, on a combined basis, were approximately 20% higher than the hurdles utilized for 2014 and the sponsored company capital raising hurdles were 37.5% to 60% higher than the hurdles utilized for 2014. We continue to drive operational performance through the use of robust performance-based metrics and we have structured awards for 2016 to continue this trend. In particular, the maximum NSAM CAD hurdle is 40% higher in 2016 than it was in 2015.

COMPENSATION PRACTICES
We believe that our executive compensation programs provide appropriate performance-based incentives to attract and retain leadership talent in the highly competitive market in which we operate, to align management and stockholder interests and to continue to drive our long-term track record of superior returns to stockholders. The following are key features of our executive compensation programs:

What We Do	What We Don’t Do
In 2016, we significantly reduced total opportunity and total compensation. We recalibrate compensation programs on an annual basis.	We do not provide tax gross-ups on payments made in connection with a change of control.
Pay for performance - the vast majority of total compensation is tied to performance (i.e., not guaranteed) and salaries comprise a small portion of each executive’s overall compensation opportunity.	We do not provide guaranteed bonuses.
Create alignment with stockholders - our equity incentive awards are subject to time-based, multi-year vesting schedules to enhance executive officer retention.	We do not provide for single trigger cash severance in connection with a change of control.
Utilize robust long-term TSR hurdles (8-15% CAGR) for performance-based equity awards.	We do not pay dividends or distributions on unearned equity awards subject to performance-based vesting.
Impose a clawback policy with respect to incentive payments.
Follow robust stock ownership guidelines for our executives and directors.

2015 Say-on-Pay Vote
At our 2015 annual meeting, a non-binding, advisory resolution approving the compensation paid to our named executive officers, as disclosed in our proxy statement for our 2015 annual meeting, including the Compensation Discussion and Analysis, compensation tables and narrative discussions, was approved by our stockholders. As our 2015 annual meeting occurred after we had established the structure of our executive compensation for 2015, the Compensation Committee did not consider the voting results on this resolution in determining compensation policies and decisions for 2015. However, the Compensation Committee did consider the voting results in connection with the decisions it made in structuring our executive compensation programs for 2016, as well as feedback from our stockholders, each of which influenced the meaningful changes highlighted above.

COMPENSATION POLICIES AND OBJECTIVES
The Compensation Committee has designed and administered our executive compensation programs with the intention of incentivizing long-term superior performance. Compensation of our executive officers has reflected and supported the goals and strategies that we established. Our compensation programs have been designed to link compensation with performance and to provide competitive levels of compensation relative to our peers and other companies that may compete for the services of our named executive officers. We compensate our named executive officers through a mix of base salary, bonus (both cash and equity based) and long-term equity compensation. The Compensation Committee has established the following primary objectives in determining the compensation of our executive officers:

•	to align our executive officers’ interests with the long-term interests of our stockholders;

•	to provide rewards consistent with corporate performance;

•	to attract and retain highly qualified executives that we expect to contribute to our success by paying competitive levels of compensation; and

•	to motivate executives to contribute to drive our performance in a dynamic marketplace.
With the adoption of the NSAM Incentive Plan and the creation of performance metrics annually under this plan, the Compensation Committee believes that it has closely tied the compensation for our named executive officers to our performance, closely aligned management’s interests with those of stockholders, created both long-term and short-term goals and objectives and created a meaningful retention tool for our named executive officers. Additionally, the Compensation Committee believes that the NSAM Incentive Plan provides a competitive compensation framework for a management team that has performed at a high level for an extended period of time and markedly outperformed companies in its competitive space over the long-term.
COMPENSATION CONSULTANT AND BENCHMARKING
The Compensation Committee approves all compensation and equity awards for our named executive officers, which in 2015 included our Executive Chairman, our Chief Executive Officer and President, the Chief Investment and Operating Officer of NorthStar Asset Management Group, Ltd, our Chief Financial Officer and our Executive Vice President, General Counsel and Secretary. The Compensation Committee largely considers compensation for our executive officers in light of competitive compensation levels, among other factors, and has sole authority to retain compensation consultants to assist in the evaluation of executive officer compensation. The Compensation Committee engaged FTI Consulting, Inc. as its compensation consultant and used FTI Consulting, Inc.’s compensation consulting services with respect to 2015 compensation. In evaluating compensation for our named executive officers for 2015 and establishing the structure of 2015 awards under the NSAM Incentive Plan, the Compensation Committee relied on materials prepared by FTI Consulting, Inc.
In connection with establishing the structure of 2015 awards under the NSAM Incentive Plan, FTI Consulting, Inc. reviewed historical results of a peer group comprised of the following companies:

American Capital, Ltd.	Fifth Street Asset Management, Inc.
Annaly Capital Management, Inc.	Fortress Investment Group LLC
Apollo Global Management, LLC	iStar Financial
Ares Management L.P.	Kennedy-Wilson Holdings, Inc.
Blackstone Group, L.P. (real estate division)	Och-Ziff Capital Management Group LLC
Brookfield Asset Management, Inc.	SL Green Realty Corp.
Cohen & Steers, Inc.
The Compensation Committee did not target a singular percentile or range of percentiles to be used in determining the amount of our named executive officer compensation and did not base the structure of our compensation programs for our named executive officers on that of any particular firm or group of firms. Instead, the Compensation Committee used this information generally to assist it in understanding the compensation practices of similar types of companies, our relative performance compared to these companies and how our compensation programs compare to these companies. Also, in analyzing our 2015 compensation and structuring our executive compensation programs for 2016, the Compensation Committee reviewed annualized peer group data as of September 30, 2015 provided by FTI Consulting, Inc. Specifically, the Compensation Committee reviewed our peer group’s compensation expense as a percentage of total revenues, compensation expense as a percentage of total assets, compensation expense as a percentage of total assets under management and compensation expense as a percentage of market capitalization. Based on the data presented, our estimated compensation expense ranged from slightly above median to significantly below median. The Compensation Committee viewed this data as reinforcing its belief that the overall size of our compensation program was appropriate on a company-wide basis. Nevertheless, based on more recent short-term TSR performance as well as stockholder feedback, in 2016, the Compensation Committee made significant reductions to executive compensation for 2016, which should only improve our ranking against our peers in these various metrics.
PROCESS FOR DETERMINING COMPENSATION AWARDS
In determining compensation for 2015 and long-term compensation arrangements, the Compensation Committee worked with FTI Consulting, Inc. and our management to establish the terms of and formulate performance metrics under the NSAM Incentive Plan for 2015.
In early 2015, members of our management, including our Executive Chairman and Chief Executive Officer and President, discussed the proposed structure of 2015 awards under the NSAM Incentive Plan with the Compensation Committee. The 2015 awards were designed to have a similar structure to the 2014 awards under the NSAM Incentive Plan. The Compensation Committee engaged FTI Consulting, Inc. to review and assess the proposed 2015 awards. FTI Consulting, Inc. reviewed the proposed 2015 awards under the NSAM Incentive Plan, provided the Compensation Committee with a formal presentation regarding its review and engaged in direct discussions with the Compensation Committee regarding the proposed 2015 awards under the NSAM Incentive Plan. Following this review and additional discussions with management, in early 2015, the Compensation Committee approved the final 2015 awards to our named executive officers under the NSAM Incentive Plan. The Compensation Committee discussed the proposed 2015 award allocations and metrics under the NSAM Incentive Plan with our

Executive Chairman and Chief Executive Officer and President and sought their recommendations regarding the compensation of the other executive officers. At the time that the Compensation Committee determined the structure of the 2015 awards under the NSAM Incentive Plan, we had experienced a period of both extraordinary short-term and long-term total shareholder return. In particular, we achieved total stockholder return in excess of 28% in the six-month period from our spin-off from NorthStar Realty in June 2014 through December 31, 2014, which far exceeded the 1.65% return for the Russell 2000 Index and the 4.52% return for the SNL U.S. Asset Manager Index over the same period. The structure of our awards was determined in light of these extraordinary returns. As noted elsewhere in this Annual Report, short-term returns for 2015 lagged considerably, which the Compensation Committee took into account in determining the structure of 2016 awards, which provided for significantly reduced compensation opportunity.
In early 2016, the portion of the annual bonuses and long-term bonuses to be paid to our named executive officers were determined by the Compensation Committee based on the achievement of the pre-established goals incorporated into the 2015 awards. The goals established for 2016 were substantially modified as highlighted above and those changes will be reflected in the awards for 2016 that will be determined in the first quarter of 2017.
COMPENSATION RISKS
We have concluded that risks arising from our policies and practices for compensating employees are not reasonably likely to have a material adverse effect on the Company. Our conclusion was based primarily on the following findings:

•	significant weighting towards long‑term incentive compensation discourages short‑term risk‑taking;

•
performance goals are set to avoid creating incentives for excessive risk‑taking, reflect a balanced mix of goals aligned with our strategic objectives and provide a comprehensive framework for assessing performance;

•
there are downside risks associated with pursuing poor business/strategic alternatives, including failure to meet targets under the NSAM Incentive Plan and outstanding awards that are earned based on TSR performance over a four-year period and a decline in stock price for previously granted equity awards that remain subject to vesting;

•	vesting schedules for equity awards result in management having a significant amount of unvested awards at any given time;

•	we maintain a clawback policy as described elsewhere in this Annual Report; and

•
equity ownership guidelines require management to hold a certain amount of our equity, such that an appropriate portion of each senior officer’s personal wealth is always aligned with our long‑term performance.

ELEMENTS OF COMPENSATION
The key elements of our executive compensation program are as follows:
Base Salary
The Compensation Committee’s base salary determinations are generally dependent upon the scope of each named executive officer’s responsibilities, experience and expected performance and contributions to our business, as well as contractual obligations that we have entered into with our executive officers. For 2015, the annual base salaries established by the Compensation Committee for our named executive officers were as follows, which were the same as annual base salaries that our named executive officers received from us and NorthStar Realty for each of the last two years: Mr. Hamamoto-$1,050,000; Mr. Tylis and Mr. Gilbert-$600,000; Ms. Hess-$575,000; and Mr. Lieberman-$500,000. These annual base salaries reflected the minimum base salaries that we negotiated with these executive officers in connection with their employment and non‑competition agreements that were in place at the time. The amount of base salary that we actually paid to each of our named executive officers was reduced by the amount of base salary that NorthStar Realty paid directly in exchange for the services that they continue to provide to NorthStar Realty in their capacities as direct employees, which principally relate to management of NorthStar Realty’s commercial real estate debt origination business. Accordingly, the base salary amounts that we actually paid to our named executive officers were as follows: Mr. Hamamoto-$892,500; Mr. Tylis and Mr. Gilbert-$510,000; Ms. Hess-$488,750; and Mr. Lieberman-$425,000.
2015 Bonuses
In determining bonuses for 2015, the Compensation Committee looked solely to the amounts payable pursuant to the NSAM Incentive Plan that we contractually agreed to pay to our named executive officers, which consisted exclusively of amounts payable pursuant to pre‑established, performance‑based goals. In adopting and designing the NSAM Incentive Plan and establishing award opportunities for 2015, the Compensation Committee considered, among other things, compensation payable in the real estate industry and for asset management firms, including under management contracts for externally‑advised REITs, the long‑term interests of stockholders and the alignment of those interests with the interests of our management team.
NSAM Incentive Plan Overview
In anticipation of our spin-off from NorthStar Realty (also referred to herein as, the “NSAM Spin-off”), in March 2014, the NorthStar Realty Compensation Committee approved the NSAM Incentive Plan, which was adopted by the Company. The NSAM Incentive Plan established the general parameters of NorthStar Realty’s incentive bonus program for its named executive officers prior to the NSAM Spin-off and our incentive bonus program following the NSAM Spin-off. The NSAM Incentive Plan is similar in structure to the executive incentive bonus plan that NorthStar Realty had in place prior to our spin-off from NorthStar Realty. In 2015, we continued to use awards under the NSAM Incentive Plan as the primary source of compensation for our named executive officers.
Under the NSAM Incentive Plan, for each plan year, the Compensation Committee, as the administrator, will establish two bonus pools (an annual cash bonus pool and a long‑term bonus pool), award a bonus pool percentage or percentages to each participant with respect to such bonus pools (i.e., the percentage of such pool that the participant will be eligible to receive as either an annual bonus or a long‑term bonus, if applicable criteria are achieved) and establish performance goals, vesting requirements and other terms and conditions applicable to such bonuses.
If awarded an annual bonus pool percentage by the administrator for a plan year, a participant will be eligible to receive an annual bonus with respect to such plan year. A participant’s maximum annual bonus will equal the product of the participant’s annual bonus pool percentage and the annual cash bonus pool. The actual amount of annual bonuses will be tied to our achievement of performance goals established by the administrator. The administrator is to determine the relevant performance goals and the relative weighting of such goals, generally within the first 90 days of the plan year. The relative weighting and payout ranges for annual bonuses will be set forth in a participant’s bonus award notice for the year. Within 60 days following the end of a plan year, the administrator will certify whether and to what extent the applicable performance goals have been met and determine the actual amount of the annual bonuses payable with respect to such year. A participant will be eligible to receive an annual bonus if the participant was employed through December 31 of the plan year.
If awarded a long‑term bonus pool percentage, a participant will be eligible to receive a long‑term bonus with respect to such plan year. Long‑term bonuses may be paid in cash and/or in the form of equity interests in the Company, NorthStar Realty, NorthStar Europe or one of their respective subsidiaries, as determined by the administrator. The vesting, payment and/or the amount of a participant’s long‑term bonus for a plan year may be tied to the achievement of performance goals for the relevant long‑term bonus performance period, a participant’s continued employment with us for such period and/or such other criteria as may be established by the administrator and set forth in participants’ bonus award notices for such plan year. Performance goals for each long‑term bonus performance period are to be determined by the administrator generally within 90 days after the beginning of the plan year. The administrator may establish ranges within such performance goals that correspond to the payout of different fixed percentages of the maximum long‑term bonus that a participant is eligible to receive.
2015 Awards under the NSAM Incentive Plan
Annual Cash Bonus
For the 2015 plan year, the Compensation Committee: (i) established an annual cash bonus pool with respect to annual bonuses under the NSAM Incentive Plan equal to 13% of our revenues (less commission expenses, plus equity in earnings including CAD adjustments) for 2015; and (ii) awarded annual bonus pool percentages to our named executive officers. For 2015, the Compensation Committee reduced the size of the annual cash bonus pool as a percentage of this revenue metric by 24% in order to maintain what it deemed to be an appropriate annual cash bonus opportunity.
For the 2015 plan year, the Compensation Committee awarded the following percentages to our named executive officers: Mr. Hamamoto-36.88%; Mr. Tylis-24.59%; Mr. Gilbert-24.59%; Ms. Hess-8.42%; and Mr. Lieberman-5.52%. The percentages awarded to individual named executive officers generally remained consistent with the percentages awarded for 2014 and were based on a number of factors including (i) the relative scope of the officer’s responsibilities; (ii) the experience of the officer within our industry and with us; (iii) the performance of the officer and the expected impact of his or her contributions to us; (iv) historical compensation information for the individual officer; (v) the recommendations of the Executive Chairman and Chief Executive Officer when determining base salary for the other officers; and (vi) an analysis of competitive peer data for officers serving in similar positions. The Compensation Committee did reserve the right to reduce the amount of the annual cash bonus and/or long-term bonus paid to Ms. Hess or Mr. Lieberman by up to 20% of the aggregate of each executive’s annual cash bonus and long-term bonus; however, based on the performance of each executive, the Compensation Committee did not utilize its discretion to reduce either of these executive’s annual cash bonus or long-term bonus.
The actual amount of our named executive officers’ 2015 annual cash bonuses under the NSAM Incentive Plan was based on our achievement of the following performance goals based on CAD of the Company, CAD of NorthStar Realty and NorthStar Europe and the gross proceeds received by non-exchange traded REITs or business development companies sponsored by us or NorthStar Realty during 2015 upon the sale of their common equity securities:

PERFORMANCE AND PAY-OUT LEVEL(1)	NSAM CAD TARGET	NRF CAD TARGET(2)	SPONSORED COMPANY CAPITAL RAISE TARGET
100%	$0.88 per share or greater	$3.32 per share or greater	$1.1 billion or greater
25%	$0.76 per share or greater	$2.80 per share or greater	$800 million or greater
0%	Less than $0.76 per share	Less than $2.80 per share	Less than $800 million

(1)	Linear interpolation applies for performance between the levels set forth below.

(2)
Due to adjustments made in connection with the NRE Spin-off and NorthStar Realty’s one-for-two reverse stock split in 2015, this hurdle is calculated based on CAD per share of NorthStar Realty plus one-third of the CAD per share of NorthStar Europe for periods after the NRE Spin-off, excluding all costs and expenses in connection with the NRE Spin-off.

For 2015, the performance hurdles that our executive officers were required to achieve in order to earn their annual cash bonuses were significantly higher than the hurdles established for 2014. The CAD per share hurdles, on a combined basis, were approximately 20% higher than the hurdles utilized for 2014 and the sponsored company capital raising hurdles were 37.5% to 60% higher than the hurdles utilized for 2014.
The following table presents the percentage of each executive’s potential 2015 annual cash bonus that was based on the achievement of each of these performance goals:

NAME	NSAM CAD TARGET	NRF CAD TARGET	SPONSORED COMPANY CAPITAL RAISE TARGET
David T. Hamamoto	45.0%	45.0%	10.0%
Albert Tylis	45.0%	45.0%	10.0%
Daniel R. Gilbert	40.0%	40.0%	20.0%
Debra A. Hess	42.5%	42.5%	15.0%
Ronald J. Lieberman	42.5%	42.5%	15.0%

In February 2016, the Compensation Committee determined the performance and payout levels that were achieved for our annual cash bonuses for 2015 based on available financial results. The following summarizes the performance and payout decisions made by the Compensation Committee for each of the performance goals established for 2015:

PERFORMANCE GOAL	MINIMUM (25%)	MAXIMUM (100%)	PERFORMANCE	PAYOUT PERCENTAGE
NSAM CAD	$0.76 per share	$0.88 per share	>$0.88 per share	100%
NRF CAD(1)	$2.80 per share	$3.32 per share	$3.30 per share	97%
Sponsored company capital raise	$800 million	$1.1 billion	>$1.1 billion	100%

(1)
Due to adjustments made in connection with the NRE Spin-off and NorthStar Realty’s one-for-two reverse stock split in 2015, this hurdle is calculated based on CAD per share of NorthStar Realty plus one-third of the CAD per share of NorthStar Europe for periods after the NRE Spin-off, excluding all costs and expenses in connection with the NRE Spin-off. The Compensation Committee’s determination was made prior to the availability of audited financial statements for NorthStar Europe. The NRF CAD using NorthStar Europe’s audited financial results was $3.28 per share, which is lower than the amount used to determine 2015 performance as a result of adjustments to NorthStar Europe’s financial results for 2015 following the date of the Compensation Committee’s determination and the payment of these bonuses. As a result, our named executive officers volunteered to have the annual cash bonuses paid to them for 2016 reduced by $540,428 in order to account for the difference between amounts determined using audited financial results and the actual amounts paid, which the Compensation Committee intends to apply to 2016 bonuses.

Based on these determinations, we paid the following amounts to our named executive officers as annual cash bonuses for 2015:

NAME	PAYOUT PERCENTAGE	2015 ANNUAL CASH BONUS
David T. Hamamoto	98.70%	$15,676,762
Albert Tylis	98.70%	$10,452,592
Daniel R. Gilbert	98.85%	$10,467,841
Debra A. Hess	98.78%	$3,581,741
Ronald J. Lieberman	98.78%	$2,348,125

Long-Term Bonus
For the 2015 plan year, the Compensation Committee: (i) established a long‑term bonus pool with respect to long‑term bonuses under the NSAM Incentive Plan equal to 1.5 times the bonus pool established with respect to annual cash bonuses; and (ii) awarded long‑term bonus pool percentages to our named executive officers. For 2015, the Compensation Committee maintained the same ratio between the overall size of the annual cash bonus pool and the long-term bonus pool and, as a result, also reduced the size of the long-term bonus pool as a percentage of the revenue metric used to establish this pool by 24%.
For the 2015 plan year, the Compensation Committee awarded the following percentages to our named executive officers: Mr. Hamamoto-37.86%; Mr. Tylis-25.24%; Mr. Gilbert-25.24%; Ms. Hess-7.03%; and Mr. Lieberman-4.63%. The percentages awarded to individual named executive officers generally remained consistent with the percentages awarded for 2014 and with the annual bonus pool percentages awarded to these executives for 2015. The Compensation Committee did reserve the right to reduce the amount of the annual cash bonus and/or long-term bonus paid to Ms. Hess or Mr. Lieberman by up to 20% of the aggregate of each executive’s annual cash bonus and long-term bonus; however, based on the performance of each executive, the Compensation Committee did not utilize its discretion to reduce either of these executive’s annual cash bonus or long-term bonus.
As with annual cash bonuses, long-term bonuses are intended to compensate our named executive officers for their performance and the performance of the Company. Additionally, long‑term bonuses are also designed to strengthen our ability to retain talented executives and align their interests with those of our stockholders. Accordingly, the long-term bonuses for 2015 were payable in equity awards of the Company, NorthStar Realty and NorthStar Europe that were subject to vesting based on continued employment and/or TSR and CAD performance for the four-year period from January 1, 2015 through December 31, 2018 as summarized in the table below:

TYPE OF AWARD	PERCENTAGE OF LONG‑TERM BONUS	VESTING/PERFORMANCE GOALS
NSAM Performance Award (NSAM common stock)	31.65%
Grant subject to achievement of minimum NSAM CAD target, NRF CAD target or sponsored company capital raise target for 2015. If granted, the award will vest on December 31, 2015, 2016, 2017 and 2018, subject to continued employment.

NRF Time‑Based Award (NRF and NRE common stock)	31.65%	Grant not subject to achievement of performance hurdles. Vests on December 31, 2015, 2016, 2017 and 2018, subject to continued employment.
NSAM TSR Award (NSAM performance common stock)	18.35%
25-100% vesting based on 6-12% compounded, annual TSR of us for the period from January 1, 2015 through December 31, 2018. No vesting unless 6% compounded, annual TSR and achievement of positive CAD by us during the performance period. Vesting also subject to continued employment through the end of the performance period.

NRF TSR Award (NRF and NRE RSUs)	18.35%
25-100% vesting based on 6-12% combined compounded, annual TSR of NorthStar Realty and NorthStar Europe for the period from January 1, 2015 through December 31, 2018. No vesting unless 6% combined compounded, annual TSR and achievement of positive CAD by NorthStar Realty/NorthStar Europe during the performance period. Vesting also subject to continued employment through the end of the performance period.

Pursuant to management agreements that we have with NorthStar Realty and NorthStar Europe, these managed companies have agreed to pay directly or reimburse us for up to 50% of any long-term bonus or other compensation that the Compensation Committee determines shall be paid and/or settled in the form of equity and/or equity-based compensation to our executives (including our named executive officers), employees, service providers and staff. The Compensation Committee has the discretion to allocate this amount between NorthStar Realty and NorthStar Europe as it deems appropriate and to designate the form and terms of the equity awards to be granted by these managed companies, provided that if at any time a sufficient number of shares of common stock are not available for issuance by either of these companies under its equity compensation plans, such company may pay such compensation in the form of restricted stock units, LTIP units in its operating partnership or other securities that may be settled in cash. Accordingly, for 2015, the Compensation Committee determined that 50% of the aggregate amount of the long-term bonuses payable to our named executive officers were to be paid by NorthStar Realty and NorthStar Europe, with the number of shares/units to be issued by NorthStar Realty and NorthStar Europe to be determined using a 3:1 ratio, which equaled the 6:1 ratio that was used in the NRE Spin-off, as adjusted to reflect the one-for-two reverse stock split of NorthStar Realty’s common stock immediately following the NRE Spin-off.
The following types of equity were utilized for the long-term bonuses for 2015:

TYPE OF AWARD	FORM OF EQUITY
NSAM Performance Award	NSAM common stock
NRF Time-Based Award	NRF and NRE common stock (3:1 ratio)
NSAM TSR Award	NSAM performance common stock (converting to NSAM common stock upon vesting)
NRF TSR Award	NRF and NRE RSUs (3:1 ratio)
The actual number of shares or RSUs, as applicable, granted pursuant to each type of award was based on the dollar amount of the applicable portion of the long-term bonus divided by the 20-day average closing price of our common stock or the common stock of NorthStar Realty and NorthStar Europe, as applicable, on the last day of the 2015 plan year. Based on the actual long-term bonus pool for 2015, our named executive officers received the following number of shares/units as their long-term bonus for 2015:

NAME	NSAM PERFORMANCE AWARD (# of shares)	NRF TIME-BASED AWARD		NSAM TSR AWARD (# of shares)	NRF TSR AWARD
		(# of NRF shares)	(# of NRE shares)		(# of NRF RSUs)	(# of NRE RSUs)
David T. Hamamoto	651,020	380,874	126,958	377,448	220,823	73,608
Albert Tylis	434,013	253,916	84,639	251,632	147,215	49,072
Daniel R. Gilbert	434,013	253,916	84,639	251,632	147,215	49,072
Debra A. Hess	120,884	70,722	23,574	70,086	41,003	13,668
Ronald J. Lieberman	79,615	46,578	15,526	46,159	27,005	9,002

Neither the shares of our performance common stock issued pursuant to the NSAM TSR Award nor the RSUs of NorthStar Realty or NorthStar Europe issued pursuant to the NRF TSR Award will entitle the recipient to receive distributions or distribution equivalents before performance-based vesting has occurred. Upon the conclusion of the four-year performance period ending December 31, 2018, each recipient will also receive the distributions that would have been paid (for each share or RSU actually earned) with respect to a share of our common stock or the common stock of NorthStar Realty or NorthStar Europe, as applicable, during such four-year performance period. The shares of our performance common stock issued as the NSAM TSR Award will convert into shares of our common stock if and when earned. Similarly, the NorthStar Realty and NorthStar Europe RSUs issued as the NRF TSR Award will be settled in shares of common stock of NorthStar Realty and NorthStar Europe, as applicable, or cash with an equal value, if and when earned.
PERFORMANCE-BASED EQUITY AWARDS - PRIOR YEARS
An important component of our executive compensation program has been long-term equity awards granted in past years that vest based on TSR performance over a multi-year period, including the awards granted in connection with the NSAM Spin-off. These awards continue to provide a strong incentive for our named executive officers to maximize stockholder returns for years subsequent to those in which the awards were initially granted.
The following summarizes the performance-based vesting hurdles for these awards, including the RSUs granted for 2012, which were earned based on performance through December 31, 2015:

AWARD	PERFORMANCE GOALS(1)	TSR AMOUNT PER SHARE TO EARN MAXIMUM (100%/125%)(2)
AWARD EARNED IN 2015
2012 LT Bonus (RSUs)
25-100% vesting based on 6-12% combined compounded, annual TSR of us, NorthStar Realty and NorthStar Europe for the period from January 1, 2012 through December 31, 2015. No vesting unless 6% combined compounded, annual TSR.
		$28.95(3)
REMAINING UNEARNED AWARDS
2013 LT Bonus (RSUs)
25-100% vesting based on 6-12% combined compounded, annual TSR of us, NorthStar Realty and NorthStar Europe for the period from January 1, 2013 through December 31, 2016. No vesting unless 6% combined compounded, annual TSR.
		$42.42(3)
2014 LT Bonus (Performance Common Stock)	25-100% vesting based on 6-12% combined compounded, annual TSR of us for the period from January 1, 2014 through December 31, 2017. No vesting unless 6% compounded, annual TSR. Initial stock price equals 40% of the average closing price for NorthStar Realty’s common stock for the 20 trading days ending on and including December 31, 2013.	$14.98
Absolute TSR Spin-Off (Performance Common Stock)	25-100% vesting based on 8-15% compounded, annual TSR of us for the period from April 3, 2014 through April 2, 2018. No vesting unless 8% compounded, annual TSR. Initial stock price equals 40% of the average closing price for NorthStar Realty’s common stock for the 20 trading days ending on and including April 3, 2014.	$22.44
Relative TSR Spin-Off (Performance Common Stock)
25-125% vesting based on compounded, annual TSR of us for the period from April 3, 2014 through April 2, 2018 equal to 50-150% of the Russell 2000 Index.(3) No vesting unless our compounded, annual TSR is at least equal to 50% of the compounded, annual TSR of the Russell 2000 Index. Initial stock price equals 40% of the average closing price for NorthStar Realty’s common stock for the 20 trading days ending on and including April 3, 2014.
		150% Index TSR

(1)	Linear interpolation applies for performance between the levels described. TSR for the 2014 LT Bonus is based on a deemed initial stock price of $9.52 per share.

(2)
Represents the TSR per share required to achieve maximum performance. TSR will be based on the average closing price at the end of the performance period and will also take into account deemed reinvestment of dividends during the performance period. See also footnote (3) below with respect to 2012 LT Bonus and 2013 LT Bonus.

(3)
Due to adjustments made in connection with the NSAM Spin-off, the NRE Spin-off and NorthStar Realty’s one-for-two reverse stock split in 2015, TSR is calculated based on two shares of our common stock, one share of common stock of NorthStar Realty and one-third of one share of common stock of NorthStar Europe.

(4)
In the event that the TSR of the Company or the Russell 2000 Index are negative during this four-year period, these percentages will be calculated in a manner that measures the difference in absolute value between the compounded, annual TSR of the Company and the Russell 2000 Index as compared to the absolute value of the compounded, annual TSR of the Russell 2000 Index.

The following are the number of RSUs (including RSUs granted as long-term bonus for 2012 that were fully earned at the completion of the four-year performance period ending December 31, 2015) or shares of our performance common stock that we granted to our named executive officers for years prior to 2015 that were subject to vesting based on TSR performance over a multi-year period ending during 2015 or thereafter:

NAME	EARNED AWARDS	UNEARNED AWARDS
	2012 LT BONUS	2013 LT BONUS	2014 LT BONUS	ABSOLUTE TSR SPIN-OFF	RELATIVE TSR SPIN-OFF
David T. Hamamoto	275,807	195,797	182,242	700,934	700,934
Albert Tylis	183,871	130,532	121,495	467,289	467,289
Daniel R. Gilbert	183,871	130,532	121,495	467,289	467,289
Debra A. Hess	40,860	29,007	33,411	140,187	140,187
Ronald J. Lieberman	20,430	14,503	16,199	93,458	93,458

The following sets forth (i) the absolute or relative TSR amounts per share (including the impact of the deemed reinvestment of dividends during the performance period) at which the threshold (i.e., 25%) and maximum amounts of RSUs or shares of our performance common stock would be earned pursuant to the performance-based awards granted as long-term bonus for 2013 and 2014 and the Absolute TSR and Relative TSR Spin-Off grants and (ii) the absolute or relative TSR (including the impact of the deemed reinvestment of dividends) as of December 31, 2015 calculated in accordance with the terms of these awards:

AWARD	TSR AMOUNT PER SHARE TO EARN THRESHOLD (25%)	TSR AMOUNT PER SHARE TO EARN MAXIMUM (100%/125%)	ACTUAL TSR AMOUNT PER SHARE AS OF DECEMBER 31, 2015
2013 LT Bonus(1)	$34.04	$42.42	$54.08
2014 LT Bonus	$12.02	$14.98	$12.37
Absolute TSR Spin-Off	$17.46	$22.44	$12.29
Relative TSR Spin-Off	50% Index TSR	150% Index TSR	<50% Index TSR

(1)
Due to adjustments made in connection with the NSAM Spin-off, the NRE Spin-off and NorthStar Realty’s one-for-two reverse stock split in 2015, TSR is calculated based on two shares of our common stock, one share of common stock of NorthStar Realty and one-third of one share of common stock of NorthStar Europe.

Based on actual TSR, our named executive officers earned all of the RSUs granted as long-term bonus for 2012 that were subject to performance-based vesting hurdles based on our TSR through December 31, 2015. As a result, each of these RSUs was settled in the form of shares of common stock of the Company, NorthStar Realty and NorthStar Europe. In addition, each of these named executive officers also received the cash distributions that would have been paid during the second, third and fourth year of such four-year performance period with respect to the shares issued, as adjusted to reflect the reverse stock splits occurring during the performance period.

CLAWBACK POLICY
We have a clawback policy applicable to any officer who is designated as an executive officer by the Board. The policy provides that the Board may require the repayment or forfeiture of incentive payments paid to an executive officer on the basis of the Company’s performance in the event that (i) there is a restatement of our financial statements filed with the SEC and a lower payment would have been made to the executive officer based upon the restated financial results, or (ii) it is subsequently determined that the achievement of a performance goal (other than financial results covered in (i)) was not met or was only met at a level that would have resulted in a lower payment to the executive officer and such executive officer knowingly provided inaccurate information that caused the incorrect determination and has been terminated for cause. The Board may require the repayment or forfeiture of the amount by which any of the individual executive officer’s incentive payments received during the three-year period preceding either the publication of the restated financial statements or the determination that achievement was not met (or only met at a lower level), respectively, exceeded the lower payment that would have been made based on the restated financial statements or such determination.
EQUITY GRANT POLICIES
We do not pay distributions on RSUs or shares of our performance common stock for which vesting is based on the achievement of performance hurdles, unless and until the performance hurdles are met. Equity awards that are subject to vesting based on continued employment, but not subject to the achievement of performance hurdles, pay distributions on the entire amount of all such equity awards beginning on the date of grant. As described above, the equity awards that were awarded as long-term bonus under the NSAM Incentive Plan were determined based on the 20-day average closing price of our common stock at the end of the first year of each grant cycle. Accordingly, we do not have any practice to time the grant of any equity awards in conjunction with the release of material, non-public information.
In establishing award levels, we generally do not consider the equity ownership levels of the recipients or prior awards that are fully vested because earned and/or vested equity awards do not have retention value. Additionally, it is our belief that competitors seeking to hire our employees would not give credit for equity ownership in our Company and, accordingly, to remain competitive, we would not give credit for ownership levels either.
The Compensation Committee views full-value equity awards as a proper way to align our named executive officers’ interests with those of our stockholders. Grants of full-value equity awards may be less dilutive to stockholders over time than options even though the grants of these awards may be initially more dilutive because they may be deemed outstanding at the time of grant for purposes of CAD and earnings per share calculations. Because we are largely measured by the capital markets based on our CAD, which is exclusive of equity-based compensation expense, the Compensation Committee applies a lesser weighting to the accounting cost associated with equity awards in determining the type of equity awards to provide our executive officers.
TAX CONSIDERATIONS
We generally take into account the tax treatment of the compensation of our named executive officers, including the expected tax treatment to our executives and whether we will be able to deduct the amount of any compensation paid as a result of limitations under Section 162(m) of the Internal Revenue Code or otherwise. To the extent consistent with our other compensation objectives, we attempt to preserve the deductibility of the compensation that we pay to our named executive officers by, among other things, incorporating appropriate formulaic performance-based goals into our incentive compensation programs. However, in order to appropriately compensate our executives and maintain the flexibility we desire in our incentive compensation programs, we are prepared to exceed the $1 million limit under Section 162(m) for compensation to our named executive officers.
EXECUTIVE OFFICER STOCK OWNERSHIP GUIDELINES
The Compensation Committee adopted minimum equity ownership guidelines for our executive officers. Pursuant to these guidelines each of our executive officers is expected to own an aggregate number of shares of common stock or restricted stock units of the Company, NorthStar Realty or NorthStar Europe or common units or LTIP units in our operating partnership or the operating partnerships of NorthStar Realty or NorthStar Europe, whether vested or not, with an aggregate market value as follows (based on a multiple of combined annual salary from us and our subsidiaries and NorthStar Realty and its subsidiaries):

TITLE	GUIDELINE
Executive Chairman	A multiple of 6X base salary in effect from time-to-time
Chief Executive Officer and President	A multiple of 4X base salary in effect from time-to-time
Chief Investment and Operating Officer of NorthStar Asset Management Group, Ltd	A multiple of 4X base salary in effect from time-to-time
Other Executive Officers	A multiple of 3X base salary in effect from time-to-time
For purposes of determining compliance with these guidelines: (i) equity that remains subject to performance-based vesting (i.e., vesting based on the satisfaction of criteria other than, or in addition to, continued employment) shall not be counted; (ii) at least one-third of the aggregate amount of equity held to satisfy these guidelines must constitute equity in us or our operating partnership; and (iii) at least one-third of the aggregate amount of equity held to satisfy these guidelines must constitute equity in NorthStar Realty or NorthStar Realty’s operating partnership. Ownership will include shares or units owned: (i) by such person directly or indirectly through a broker or other nominee holder; (ii) by such person’s immediate family members sharing such person’s household; (iii) by trusts for the benefit of such person or such person’s immediate family members; (iv) by entities controlled by such person and/or such person’s spouse and of which a majority of the equity interests are owned by such person or such person’s immediate family members; or (v) in a 401(k) plan, IRA or employee stock purchase or deferred compensation plan.
Compliance with these guidelines is measured as of the end of each fiscal year and, for any executive officer who did not hold such position as of the date we initially adopted these guidelines, compliance is first measured as of the end of the third full fiscal year following the year in which such officer was initially appointed to such position. Each of our named executive officers was in compliance with these guidelines, to the extent applicable, as of December 31, 2015.
EMPLOYMENT ARRANGEMENTS; TERMINATION AND CHANGE OF CONTROL ARRANGEMENTS
In connection with our spin-off from NorthStar Realty, we or one of our subsidiaries entered into new employment agreements with each of our named executive officers that superseded the employment agreements NorthStar Realty previously had with our named executive officers. In August 2015, we amended and restated our employment agreements with Messrs. Hamamoto and Tylis in connection with our appointment of Mr. Hamamoto as our Executive Chairman and Mr. Tylis as our Chief Executive Officer. The amended and restated agreements were primarily entered into to address these executive’s new roles including, for Mr. Tylis, an increase in his cash severance multiples in the event of a termination without cause or for good reason. Each employment agreement has an initial term of three years from the date of the NSAM Spin-off and will extend on an annual basis for one additional year, unless written notice not to renew the executive employment agreement is given by the Company or the executive not later than 90 days prior to the expiration of the term. Each employment agreement provides for certain payments in the event of termination. In addition, our outstanding equity awards to our named executive officers provide for acceleration of vesting of some or all of the unvested portion of these awards upon a termination of employment in certain circumstances or a change of control of us, NorthStar Realty or NorthStar Europe. See “Executive Compensation and Other Information-Compensation of Executive Officers-Potential Payments on Termination or Change of Control” for a summary of these arrangements.
In many instances senior management lose their jobs in connection with a change of control. By agreeing up front to protect our named executive officers from losing their equity or other compensation in the event of a change of control, we believe we can reinforce and encourage the continued attention and dedication of our executive officers to their assigned duties without distraction in the face of an actual or threatened change of control. This protection also aligns the interests of our executive officers with those of our stockholders. In addition, we believe that by negotiating severance levels in advance in employment agreements, we are able to obtain non-competition covenants that help protect us against the loss of a key executive to a competitor and we are more easily able to terminate executives without the need for protracted negotiations over severance. We also believe that accelerated vesting of equity awards in the event of a termination without cause, by an executive for good reason or as a result of death or disability is appropriate in light of the fact that retention is the primary purpose of the vesting requirements in these equity awards.

COMPENSATION TABLES AND RELATED NARRATIVE
COMPENSATION OF EXECUTIVE OFFICERS
SUMMARY COMPENSATION TABLE
The following table shows the compensation for each of our named executive officers in accordance with Item 402(c) of Regulation S-K and, as a result, does not take into account the following:

•
The current value of the equity awards set forth below is substantially lower than the amounts presented. The total value of outstanding unvested equity awards of our named executive officers, measured pursuant to SEC rules, decreased by 76.4% from December 31, 2014 to December 31, 2015.

•
Significant expected reduction in 2016 overall compensation. For 2016, the Compensation Committee made significant reductions in the size of potential annual cash bonuses and long-term bonuses and, as a result, we expect significant reductions in the total compensation of our executive officers for 2016.

	YEAR	SALARY ($)	STOCK AWARDS ($)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)	ALL OTHER COMPENSATION ($)(1)	TOTAL COMPENSATION ($)
David T. Hamamoto	2015	$892,500	$3,856,241(1)	$15,676,762(3)	$10,600	$20,463,103
Executive Chairman	2014	$446,250	$6,887,416(2)	$6,958,561(4)	$—	$14,292,227
Albert Tylis	2015	$510,000	$2,570,834(1)	$10,452,592(3)	$10,600	$13,544,026
Chief Executive Officer and President	2014	$255,000	$4,591,618(2)	$4,639,041(4)	$—	$9,485,659
Daniel R. Gilbert	2015	$510,000	$2,570,834(1)	$10,467,841(3)	$10,600	$13,559,275
Chief Investment and Operating Officer of NorthStar Asset Management Group, Ltd	2014	$255,000	$4,591,618(2)	$4,639,041(4)	$—	$9,485,659
Debra A. Hess	2015	$488,750	$706,977(1)	$3,581,741(3)	$10,600	$4,788,068
Chief Financial Officer	2014	$244,375	$1,262,701(2)	$1,565,676(4)	$—	$3,072,752
Ronald J. Lieberman	2015	$425,000	$342,771(1)	$2,348,125(3)	$10,600	$3,126,496
Executive Vice President, General Counsel and Secretary	2014	$212,500	$612,211(2)	$811,832(4)	$—	$1,636,543

(1)
Represents the grant date fair value, computed in accordance with FASB ASC Topic 718, of awards that were granted to our named executive officers in 2015 as a portion of long-term bonus for 2014 under the NSAM Incentive Plan, which are set forth below in the “2015 Grants of Plan-Based Awards” table. These awards consist of shares of our performance common stock that remain subject to the achievement of cumulative performance goals for the four-year period ending December 31, 2017 and are subject to the executive’s continued employment with us, NorthStar Realty or any of its subsidiaries through such date. If we assumed that all of the performance goals for these shares would be achieved at the grant date, the value of the awards at the grant date would have been as follows: David T. Hamamoto–$4,255,351; Albert Tylis–$2,836,908; Daniel R. Gilbert–$2,836,908; Debra A. Hess–$780,147; and Ronald J. Lieberman–$378,247. The fair value of these shares was determined by a Monte Carlo analysis under a risk-neutral premise using a risk-free interest rate of 1.00%.

(2)
Represents the grant date fair value, computed in accordance with FASB ASC Topic 718, of awards that were granted to our named executive officers in 2014. Does not include grants made prior to our spin-off from NorthStar Realty, including the awards granted in connection with our spin-off from NorthStar Realty and does not include anti-dilution adjustments to outstanding equity awards of NorthStar Realty in connection with our spin-off from NorthStar Realty.

(3)	Represents the total annual cash bonus amounts under the NSAM Incentive Plan for 2015 that were granted to our named executive officers in 2015.

(4)
Represents the portion of the annual cash bonuses under the NSAM Incentive Plan for 2014 that were paid by the Company, which represented 50% of the total 2014 annual cash bonuses payable under the NSAM Incentive Plan.

2015 GRANTS OF PLAN-BASED AWARDS TABLE
The following table provides information about awards granted in 2015 to each of our named executive officers. All of the awards referenced below were made pursuant to the NSAM Incentive Plan and our 2014 Omnibus Stock Incentive Plan. There were no option awards in 2015.

		ESTIMATED FUTURE PAYOUTS UNDER EQUITY INCENTIVE PLAN AWARDS(1)	ESTIMATED FUTURE PAYOUTS UNDER EQUITY INCENTIVE PLAN AWARDS			ALL OTHER STOCK AWARDS: NUMBER OF SHARES OF	GRANT DATE
NAME	GRANT DATE	TARGET (#)	THRESHOLD (#)	TARGET (#)	MAXIMUM (#)	STOCK OR UNITS (#)	FAIR VALUE ($)
David T. Hamamoto	—	$15,676,762	—	—	—	—	—
	2/25/15	—	45,561	—	182,242	—	$3,856,241(2)
Albert Tylis	—	$10,452,592	—	—	—	—	—
	2/25/15	—	30,374	—	121,495	—	$2,570,834(2)
Daniel R. Gilbert	—	$10,467,841	—	—	—	—	—
	2/25/15	—	30,374	—	121,495	—	$2,570,834(2)
Debra A. Hess	—	$3,581,741	—	—	—	—	—
	2/25/15	—	8,353	—	33,411	—	$706,977(2)
Ronald J. Lieberman	—	$2,348,125	—	—	—	—	—
	2/25/15	—	4,050	—	16,199	—	$342,771(2)

(1)
Under the NSAM Incentive Plan, award recipients were granted percentage allocations in an annual bonus pool, the size of which was to equal 13% of our revenues (less commission expenses, plus equity in earnings including CAD adjustments) in 2015. The potential payout for these allocations was to be determined based on the achievement of performance goals based on CAD of NSAM, combined CAD of NorthStar Realty and NorthStar Europe and the gross proceeds received by non-exchange traded REITs or business development companies sponsored by us or NorthStar Realty upon the sale of their common equity securities. The amount reported relates to these allocations. Because there are no established target amounts for these allocations under the NSAM Incentive Plan, the amounts reported under the “Target ($)” sub-column represent the amounts that were earned based on our performance and NorthStar Realty’s and NorthStar Europe’s performance during 2015. As there was no minimum or maximum amount for these allocations under the NSAM Incentive Plan, the sub-columns “Threshold ($)” and “Maximum ($)” are not applicable and have not been presented. See “Compensation Discussion and Analysis—Elements of Compensation—2015 Bonus” for additional information relating to the NSAM Incentive Plan and these awards.

(2)
Represents shares of our performance common stock granted on February 25, 2015 under the NSAM Incentive Plan as a portion of long-term bonus for 2014, which shares are subject to vesting based on the achievement of performance goals for the four-year period ending December 31, 2017 and continued employment through such date. Under the NSAM Incentive Plan, in early 2014, award recipients were granted percentage allocations in a long-term bonus pool, the size of which was to be determined based on NSAM’s pro forma revenues for 2014. In accordance with the NSAM Incentive Plan, on February 25, 2015, these allocations were converted into shares of our performance common stock based on the dollar amount of such allocation divided by the 20-business day average closing price of our common stock of $21.58 on December 31, 2014. The following are the number of shares of our performance common stock that were granted to our named executive officers on February 25, 2015 pursuant to these awards: David T. Hamamoto–182,242; Albert Tylis–121,495; Daniel R. Gilbert–121,495; Debra A. Hess–33,411; and Ronald J. Lieberman–16,199. Each named executive officer’s shares of our performance common stock will only be earned upon the achievement of cumulative performance goals for the four-year period ending December 31, 2017 and the executive’s continued employment with us, NorthStar Realty or any of its subsidiaries through such date. Because there is no established target amount for these shares of our performance common stock under the NSAM Incentive Plan, the number of shares reported under the “Target (#)” sub-column is based on the number of shares that the executives would have earned if our performance for the four-year performance period under the NSAM Incentive Plan continued at the same annualized rate as we experienced from January 1, 2014 through December 31, 2015.  Based on our annualized performance from January 1, 2014 through December 31, 2015, our executives would not have earned any shares under these awards. The amount reported under the “Threshold (#)” sub-column equals 25% of the total number of these shares of our performance common stock, which represents the number of shares that would be earned if the minimum performance goal was achieved. See “Compensation Discussion and Analysis—Performance-Based Equity Awards - Prior Years” for additional information relating to these shares of our performance common stock.

DISCUSSION OF SUMMARY COMPENSATION AND GRANTS OF PLAN-BASED AWARDS TABLES
Our executive compensation policies and practices pursuant to which the compensation set forth in the Summary Compensation Table and the 2015 Grants of Plan-Based Awards Table was paid or awarded and the terms of the awards granted to our named executive officers that are reflected above in the 2015 Grants of Plan-Based Awards Table are described in the table above and below in “—Potential Payments on Termination or Change of Control.”
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END 2015
The following table sets forth certain information with respect to outstanding equity awards as of December 31, 2015 with respect to our named executive officers.

	STOCK AWARDS
NAME	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)(1)	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($)(2)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED(#)(3)	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED ($)(2)
David T. Hamamoto	786,718	$9,550,757	728,507	$8,844,075
Albert Tylis	524,480	$6,367,187	485,672	$5,896,058
Daniel R. Gilbert	524,480	$6,367,187	485,672	$5,896,058
Debra A. Hess	146,148	$1,774,237	132,512	$1,608,696
Ronald J. Lieberman	88,226	$1,071,064	77,432	$940,024

(1)	For each of our named executive officers, includes the following:

NAME	LONG-TERM BONUS 2013(a)	LONG-TERM BONUS 2012(b)	NSAM PERFORMANCE AWARDS 2014(c)	SPIN-OFF NSAM PERFORMANCE AWARDS(d)	TOTAL
David T. Hamamoto	97,899	68,952	152,578	467,289	786,718
Albert Tylis	65,266	45,968	101,719	311,527	524,480
Daniel R. Gilbert	65,266	45,968	101,719	311,527	524,480
Debra A. Hess	14,503	10,215	27,972	93,458	146,148
Ronald J. Lieberman	7,251	5,108	13,563	62,304	88,226

(a)
Represents the unvested portion of LTIP units relating to a portion of long-term bonus for 2013 under the NorthStar Realty Executive Incentive Bonus Plan (the “NRF Incentive Plan”), which were scheduled to vest in substantially equal installments on January 29, 2016 and 2017, subject to the executive’s continued employment through such dates.

(b)
Represents the unvested portion of shares of common stock relating to a portion of long-term bonus for 2012 under the NRF Incentive Plan, which were scheduled to vest on January 29, 2016, subject to the executive’s continued employment though such date.

(c)
Represents the unvested portion of the shares of common stock granted as a portion of long-term bonus for 2014 under the NSAM Incentive Plan, which were scheduled to vest in substantially equal installments on December 31, 2016 and 2017, subject to the executive’s continued employment through such dates.

(d)
Represents the unvested portion of shares of common stock issued pursuant to awards that were granted in connection with our spin-off from NorthStar Realty, which were scheduled to vest in substantially equal installments on December 31, 2016 and 2017, subject to the executive’s continued employment through such dates.

(2)	The value of the awards reflected in the table is based on a price per share or unit of $12.14, which was the closing price of our common stock on the NYSE as of December 31, 2015.

(3)
Represents: (i) RSUs relating to a portion of long-term bonus for 2013 under the NRF Incentive Plan that will only be earned based upon the achievement of cumulative performance goals for the four-year period ending December 31, 2016; (ii) shares of our performance common stock granted under the NSAM Incentive Plan as a portion of long-term bonus for 2014 under the NSAM Incentive Plan that will only be earned based upon the achievement of cumulative performance goals for the four-year period ending December 31, 2017; and (iii) the Absolute TSR Spin-Off Awards and Relative TSR Spin-Off Awards that were granted in connection with our spin-off from NorthStar Realty that will only be earned based upon the achievement of cumulative performance goals for the four-year period ending April 2, 2018. Assuming our performance for the four-year performance period applicable to these awards continues at the same annualized rate as we experienced from the beginning of each performance period through December 31, 2015, each executive would: (i) fully earn the RSUs granted for 2013 and the shares of our performance common stock granted under the NSAM Incentive Plan as a portion of long-term bonus for 2014; and (ii) not earn any of the Relative TSR Spin-Off Awards or the Absolute TSR Spin-Off Awards that were granted in connection with our spin-off from NorthStar Realty. As a result, in accordance with SEC rules, the table reflects: (i) the maximum number of RSUs granted for 2013 and shares of our performance common stock granted under the NSAM Incentive Plan as a portion of long-term bonus for 2014; and (ii) 25% of the number of shares of our performance common stock that would be earned under each of the Relative TSR Spin-Off Awards and the Absolute TSR Spin-Off Awards, which represents the number of shares that would be earned if the respective “threshold” performance goal was achieved for each of the Relative TSR Spin-Off Awards and the Absolute TSR Spin-Off Awards. See “Compensation Discussion and Analysis–Performance-Based Equity Awards - Prior Years” for additional information relating to these awards.

OPTION EXERCISES AND STOCK VESTED IN 2015
The following table sets forth certain information with respect to stock awards vesting during the year ended December 31, 2015 with respect to our named executive officers.

	STOCK AWARDS
NAME	NUMBER OF SHARES ACQUIRED ON VESTING (#)(1)	VALUE REALIZED ON VESTING ($)(2)
David T. Hamamoto	884,147	$12,662,473
Albert Tylis	578,981	$8,216,018
Daniel R. Gilbert	578,024	$8,204,400
Debra A. Hess	157,847	$2,180,077
Ronald J. Lieberman	82,435	$1,183,491

(1)	Represents RSUs, LTIP units and shares of our common stock that vested during 2015.

(2)	Based on the closing price of our common stock on the NYSE on the date of vesting, which ranged from $12.14 per share to $21.59 per share.
POTENTIAL PAYMENTS ON TERMINATION OR CHANGE OF CONTROL
We have various contractual arrangements with our named executive officers or that we are otherwise subject to that provide for payments, acceleration of vesting or other benefits to our named executive officers upon a termination of employment in certain circumstances or a change of control of the Company, NorthStar Realty or NorthStar Europe. These include our employment agreements with our named executive officers, the terms of the NRF Incentive Plan, the NSAM Incentive Plan and the awards granted thereunder and the terms of the equity awards granted in connection with our spin-off from NorthStar Realty. The discussion below describes these provisions.

Employment Agreements
We, or in the case of Mr. Gilbert, our subsidiary, NorthStar Asset Management Group, Ltd, have entered into an employment agreement with each of our named executive officers. Each employment agreement has an initial term of three years and will extend on an annual basis for one additional year, unless written notice not to renew the employment agreement is given by the Company or the executive not later than 90 days prior to the expiration of the term. The executives’ employment agreements established each executive’s initial annual base salary as follows: Mr. Hamamoto – $1,050,000; Mr. Tylis – $600,000; Mr. Gilbert – $600,000; Ms. Hess – $575,000; and Mr. Lieberman – $500,000, which amounts will be reduced by the amount of any cash compensation paid to such executives directly by NorthStar Realty. Each executive agreed, pursuant to the executive’s employment agreement, that, during the executive’s employment and for a period of one year following the termination of such employment, subject to certain exceptions: (i) the executive will not solicit any of our or our affiliates’ employees, officers, consultants or joint venture partners to terminate their employment or other relationships with us or any of our affiliates; and (ii) the executive will not engage in any business that competes directly with the principal businesses conducted by us as of the date of the executive’s termination of employment. Additionally, the employment agreements provide for certain payments and benefits in the event of a termination of employment under certain circumstances, as described below.
Termination of Employment Due to Death or Disability
Pursuant to the employment agreements, in the event that an executive’s employment terminates on account of death or “disability” (as defined in the employment agreement), the executive shall be entitled to the following payments and benefits:

•
an amount equal to one times the executive’s base salary at the rate in effect on the date of termination, without giving effect to any reduction in base salary attributable to cash compensation paid by NorthStar Realty;

•
a pro-rated bonus for the year of termination based on the executive’s target annual cash bonus in the year of termination (or annual bonus for the prior year if a target has not been determined); provided that no pro-rated bonus shall be paid to the executive if the executive was a participant in the NSAM Incentive Plan or another annual bonus plan or program of the Company that specifically provides for a method of determining the pro-rated annual bonus to be received by the executive for the year in which the date of termination occurs;

•	continuation of health benefits for a one-year period from the date of termination, if applicable;

•
full vesting of all equity awards of the Company and its affiliates as of the date of termination, except as otherwise provided in the plan governing particular equity awards or the award agreement governing particular equity awards;

•	continuing exercisability of all stock options and stock appreciation rights, if any, for the lesser of 12 months after the date of termination or the remainder of their term; and

•	lapsing of any no-sale provisions applicable to vested equity awards of the Company or any entities managed by the Company.
Termination of Employment Without Cause or for Good Reason
If an executive’s employment terminates for any reason other than: (i) due to and upon the expiration of the term of the employment agreement because the executive has given written notice not to extend the term; (ii) by us for cause (as defined in the employment agreement); (iii) by the executive without good reason (as defined in the employment agreement); or (iv) due to the executive’s death or disability, the executive shall be entitled to the following payments and benefits:

•
an amount equal to 2.25 times in the case of Mr. Hamamoto, 1.875 times in the case of Mr. Tylis, 1.5 times in the case of Mr. Gilbert and 1.0 times in the case of Ms. Hess or Mr. Lieberman (or 3.0, 2.5, 2.0 and 1.5 times, respectively, in the event such termination occurs in connection with or within 12 months after a change of control) the sum of: (a) the executive’s base salary at the rate in effect on the date of termination, without giving effect to any reduction in base salary attributable to cash compensation paid by NorthStar Realty; and (b) the average annual bonuses (including annual cash bonuses and annual bonuses paid in stock of the Company or other securities of the Company, NorthStar Realty or any other entity managed by the Company) earned by the executive for the three years (or such fewer number of years from and after 2014) that ended prior to the date of termination;

•	a pro-rated bonus determined in the same manner as described above in connection with a termination due to death or disability;

•	continuation of health benefits until the earlier of the one-year anniversary of the date of termination and the date on which the executive receives similar health benefits from another person;

•
full vesting of all equity awards of the Company and its affiliates as of the date of termination, except as otherwise provided in the plan governing particular equity awards or the award agreement governing particular equity awards;

•	continuing exercisability of all stock options and stock appreciation rights, if any, for the lesser of 12 months after the date of termination or the remainder of their term; and

•	lapsing of any no-sale provisions applicable to vested equity awards of the Company or any entities managed by the Company.
In order to receive the payments and benefits described above, an executive must execute and deliver an effective release of claims against the Company and related parties within 30 days after the date of the executive’s termination.
Change of Control
The employment agreements do not provide for any payments or benefits in the event of a change of control of the Company, NorthStar Realty or NorthStar Europe in which the executive’s employment is not terminated. See below for information relating to the treatment of the NRF Incentive Plan, the NSAM Incentive Plan and the awards granted thereunder and the awards granted in connection with our spin-off from NorthStar Realty upon a change of control based on the terms of such plans and awards.
No Tax Gross-Up
The executive employment agreements provide that, in the event that any payment or benefit to be paid or provided to an executive would be subject to the excise tax under Sections 280G and 4999 of the Internal Revenue Code, payments and benefits to such executive will be reduced to the extent necessary to avoid the imposition of such excise tax, but only if such reduction would result in a greater after-tax benefit to the executive. Previously, the employment agreements between NorthStar Realty and Messrs. Hamamoto, Tylis and Gilbert had provided for a tax gross-up payment in the event they were terminated without cause or resigned for good reason following a change of control and become subject to the excise tax under Sections 280G and 4999 of the Internal Revenue Code. Those agreements were superseded by new employment agreements that these executives entered into with us, which do not provide for any tax gross-ups.
Incentive Plan Awards
The NRF Incentive Plan, the NSAM Incentive Plan and the awards granted thereunder provide for full or partial acceleration of vesting of the awards granted under the NRF Incentive Plan and the NSAM Incentive Plan upon a termination of employment in certain circumstances or a change of control of the Company, NorthStar Realty or NorthStar Europe. The discussion below describes these provisions.
Termination of Employment
In the event one of our named executive officer’s employment is terminated without cause or by the executive for good reason or as a result of death or disability, then:

•
with respect to the executive’s annual cash bonus for the year of termination, the executive would be entitled to receive a pro rata percentage of the annual cash bonus that the executive otherwise would have been entitled to receive based on the percentage of the plan year that elapsed prior to the termination;

•
with respect to the executive’s NSAM Performance Award and NRF Time-Based Award for 2015 (and similarly structured awards for 2016), a pro rata percentage of each award will vest based on the percentage of the plan year that elapsed prior to the termination (e.g., 100% of the 2015 awards would vest upon a termination on or after the end of 2015); provided that the vesting of the NSAM Performance Award would only occur if the applicable performance hurdle was achieved;

•
as a result of the terms of the award agreements and provisions contained in the executive’s current employment agreement with us or one of our subsidiaries, the equity awards previously granted to the executive as long-term bonus pursuant to the NRF Incentive Plan or the NSAM Incentive Plan that remained subject to vesting based solely on continued employment through a future date will vest in full; and

•
with respect to the executive’s NSAM TSR Award and NRF TSR Award for 2015 (and similarly structured awards for 2016) and RSUs or shares of our performance common stock previously granted to the executive as long-term bonus pursuant to the NRF Incentive Plan or the NSAM Incentive Plan that were subject to performance-based vesting criteria, a pro rata percentage of each award will be retained based on the percentage of the performance period that elapsed prior to the termination and vesting of these remaining amounts will remain subject to the same performance-based criteria, which will be determined at the end of the performance period, except that a termination in connection with a change of control will be treated as if it was a change of control for purposes of awards granted under the NSAM Incentive Plan.

Following our spin-off from NorthStar Realty, termination of employment under the NRF Incentive Plan refers to the termination of employment from all of NorthStar Realty, the Company and their respective subsidiaries. The vesting of awards described above is subject to the executive’s execution of a general release of claims in favor of NorthStar Realty and related persons and entities with respect to awards under the NRF Incentive Plan, or the Company and related persons and entities with respect to awards under the NSAM Incentive Plan.

Change of Control
In the event of a change of control of the Company:

•	with respect to annual cash bonuses for the year of termination, each executive would be entitled to receive an annual cash bonus assuming all applicable performance goals were achieved;

•
with respect to the NSAM Performance Awards and NRF Time-Based Awards for 2015 (and similarly structured awards for 2016), a pro rata percentage of each award would vest based on the percentage of the plan year that elapsed prior to the termination (e.g., 100% of the awards would vest upon a termination on or after the end of 2015);

•
as a result of the terms of the award agreements, the equity awards previously granted to our named executive officers as long-term bonus pursuant to the NRF Incentive Plan or NSAM Incentive Plan that remained subject to vesting based solely on continued employment through a future date will vest in full; and

•
with respect to the NSAM TSR Awards and NRF TSR Awards for 2015 (and similarly structured awards for 2016) and the RSUs or shares of our performance common stock previously granted as long-term bonus pursuant to the NRF Incentive Plan or the NSAM Incentive Plan that were subject to performance-based vesting criteria, a pro rata percentage of the awards will vest based on the greater of the percentage of the performance period that has elapsed or the percentage of each such award that would have been earned if our stock price, NorthStar Realty’s stock price and/or NorthStar Europe’s stock price, as applicable, as of the end of the performance period, equaled the stock price on the date of the change of control.

If the change of control occurs prior to the end of the fiscal year, the amount of the annual cash bonus pool and long-term bonus pool used to determine the amount of the awards for the year will be adjusted on an equitable basis to reflect the shortened plan year and each of the Company, NorthStar Realty and NorthStar Europe would have the option to pay its portion of the long-term bonuses in cash instead of equity. Under the NRF Incentive Plan, the NSAM Incentive Plan and the awards granted thereunder, a change of control of NorthStar Realty will be treated in the same manner as a change of control of the Company, except that such a change of control will have no impact on the NorthStar Europe equity awards (or portions of equity awards granted prior to the spin-off of NorthStar Europe from NorthStar Realty that, as a result of distributions and/or anti-dilution adjustments made in connection with such spin-off, relate to equity in NorthStar Europe) issued or issuable thereunder. Under the NRF Incentive Plan, the NSAM Incentive Plan and the awards granted thereunder, a change of control of NorthStar Europe will be treated in the same manner as a change of control of the Company with respect to the NorthStar Europe equity awards (or portions of equity awards granted prior to the spin-off of NorthStar Europe from NorthStar Realty that, as a result of distributions and/or anti-dilution adjustments made in connection with such spin-off, relate to equity in NorthStar Europe) issued or issuable thereunder and a proportional amount (based on NorthStar Europe’s share of the total base asset management fees payable by NorthStar Europe and NorthStar Realty for the most recently completed calendar quarter or, prior to March 31, 2016, 7.0%) of the NSAM Performance Awards for 2015 (and similarly structured awards for 2016) and the equity awards of the Company previously granted to our named executive officers as long-term bonus pursuant to the NSAM Incentive Plan that remained subject to vesting based solely on continued employment through a future date. With respect to the awards for 2016 that are structured similarly to the NSAM TSR Awards and NRF TSR Awards for 2015, the portion of the awards that will vest will be limited to the lesser of (i) the amount that would have been earned if the percentage of 2016 long-term bonuses subject to TSR performance remained consistent with the percentage of 2015 long-term bonuses subject to TSR performance and (ii) the amount that otherwise would vest pursuant to the terms described above.
Spin-Off Grants
The terms of the awards granted in connection with our spin-off from NorthStar Realty that relate to the manner in which these awards are treated in connection with a termination of employment or change of control of the Company, NorthStar Realty or NorthStar Europe are described below.
Termination of Employment
Upon a termination of an executive’s employment without cause, by the executive for good reason or due to the executive’s death or disability:

•
the awards that remain subject to vesting based solely on continued employment (the “NSAM Performance Spin-Off Awards”), will be treated in the manner set forth in the executive’s employment agreement, which provides for full acceleration of vesting upon a termination without cause, by the executive for good reason or as a result of death or disability; and

•
the executive will retain a pro rata percentage of the Absolute TSR Spin-Off Awards and Relative TSR Spin-Off Awards and vesting of the remaining amount will remain subject to the same performance-based criteria and will be determined at the end of the four-year performance period, except that a termination in connection with a change of control will be treated as if it was a change of control.

The vesting of awards described above is subject to the executive’s execution of a general release of claims in favor of the Company and related persons and entities.
Change of Control
Upon a change of control of the Company or NorthStar Realty, the executives will be entitled to full vesting of the NSAM Performance Spin-Off Awards and vesting of a pro rata percentage of the Absolute TSR Spin-Off Awards and Relative TSR Spin-Off Awards based on the greater of the percentage of the performance period that has elapsed or the percentages of such awards that would have been earned if our stock price at the end of the four-year period had been the same as the stock price on the date of the change of control. Upon a change of control of NorthStar Europe, the executives will be entitled to vesting of a proportional amount of the unvested NSAM Performance Spin-Off Awards calculated in the same manner as is described above with respect to the NSAM Performance Awards for 2015 granted pursuant to the NSAM Incentive Plan.
MANAGEMENT AGREEMENTS WITH NORTHSTAR REALTY AND NORTHSTAR EUROPE
Pursuant to our management agreements with NorthStar Realty and NorthStar Europe, NorthStar Realty and NorthStar Europe have agreed to pay directly or reimburse our subsidiary that serves as its manager for the portion of any severance paid by such manager or the Company or its other subsidiaries to an individual pursuant to the terms of any employment, consulting or similar service agreement, including the employment agreements between the Company or its subsidiaries and our named executive officers, that corresponds to or is attributable to: (i) the equity compensation that NorthStar Realty or NorthStar Europe, as applicable, is required to pay directly or reimburse us pursuant to its management agreement with such manager; (ii) any cash and/or equity compensation paid directly by NorthStar Realty or NorthStar Europe, as applicable, to such individual as an employee or other service provider of NorthStar Realty or NorthStar Europe; and (iii) any amounts paid to such individual by such manager or the Company or its other subsidiaries that NorthStar Realty or NorthStar Europe, as applicable, is obligated to reimburse such manager pursuant to the applicable management agreement. Notwithstanding the foregoing, in the event there is a change of control of the Company that results in the acceleration of the vesting of performance-based equity awards that were granted by NorthStar Realty or NorthStar Europe for 2015 or thereafter pursuant to their obligation, collectively, to issue 50% of all compensation that we decide to pay in equity, then we will be obligated to pay NorthStar Realty or NorthStar Europe, as applicable, an amount in cash equal to the fair market value of the accelerated awards.
TERMINATION/CHANGE OF CONTROL COMPENSATION TABLE
The following table shows the potential payments to our named executive officers upon a termination of employment without cause or for good reason, upon a change of control of the Company and upon the death or disability of a named executive officer based on our agreements and plans in effect as of December 31, 2015. The types of events constituting cause, good reason, disability and a change of control may differ in some respects among the different arrangements providing for benefits to the named executive officers; however, for consistency in presentation, our executive compensation arrangements have been grouped together based on these concepts without regard for any such differences. Our named executive officers are not entitled to any payments if they are terminated for cause or resign without good reason or if they retire. In preparing the tables below, we assumed the termination or change of control occurred on December 31, 2015 (the closing price per share of our common stock was $12.14 as of December 31, 2015).

NAME	PAYMENTS/BENEFITS	TERMINATION WITHOUT CAUSE OR FOR GOOD REASON		CHANGE OF CONTROL W/O TERMINATION	CHANGE OF CONTROL W/ TERMINATION(2)	DEATH OR DISABILITY
David T. Hamamoto	Cash Severance Payment(1)		$32,872,958	$—	$43,818,368		$1,086,728
	Common Stock/ LTIP Units(3)		$9,550,757	$9,550,757	$9,550,757		$9,550,757
	Performance-Based RSUs(4)	$	—(5)	$3,617,531	$3,617,531	$	—(5)
	NSAM Incentive Plan (2015)(6)		$7,903,383(5)	$9,048,937	$9,048,937		$7,903,383(5)
	Spin-off Grants (TSR)(7)	$	—(8)	$7,669,927	$7,669,927	$	—(8)
Albert Tylis	Cash Severance Payment(1)		$18,091,309	$—	$24,109,593		$636,458
	Common Stock/ LTIP Units(3)		$6,367,187	$6,367,187	$6,367,187		$6,367,187
	Performance-Based RSUs(4)	$	—(5)	$2,411,698	$2,411,698	$	—(5)
	NSAM Incentive Plan (2015)(6)		$5,268,918(5)	$6,032,621	$6,032,621		$5,268,918(5)
	Spin-off Grants (TSR)(7)	$	—(8)	$5,113,281	$5,113,281	$	—(8)
Daniel R. Gilbert	Cash Severance Payment(1)		$14,473,409	$—	$19,288,036		$629,528
	Common Stock/ LTIP Units(3)		$6,367,187	$6,367,187	$6,367,187		$6,367,187
	Performance-Based RSUs(4)	$	—(5)	$2,411,698	$2,411,698	$	—(5)
	NSAM Incentive Plan (2015)(6)		$5,268,918(5)	$6,032,621	$6,032,621		$5,268,918(5)
	Spin-off Grants (TSR)(7)	$	—(8)	$5,113,281	$5,113,281	$	—(8)
Debra A. Hess	Cash Severance Payment(1)		$3,370,023	$—	$5,044,015		$597,039
	Common Stock/ LTIP Units(3)		$1,774,237	$1,774,237	$1,774,237		$1,774,237
	Performance-Based RSUs(4)	$	—(5)	$576,135	$576,135	$	—(5)
	NSAM Incentive Plan (2015)(6)		$1,467,532(5)	$1,680,243	$1,680,243		$1,467,532(5)
	Spin-off Grants (TSR)(7)	$	—(8)	$1,533,988	$1,533,988	$	—(8)
Ronald J. Lieberman	Cash Severance Payment(1)		$1,919,233	$—	$2,867,830		$522,039
	Common Stock/ LTIP Units(3)		$1,071,064	$1,071,064	$1,071,064		$1,071,064
	Performance-Based RSUs(4)	$	—(5)	$284,636	$284,636	$	—(5)
	NSAM Incentive Plan (2015)(6)		$966,526(5)	$1,106,619	$1,106,619		$966,526(5)
	Spin-off Grants (TSR)(7)	$	—(8)	$1,022,658	$1,022,658	$	—(8)

(1)
Represents the amount of cash severance, including the estimated value of the continuation of health benefits, that we would have been required to pay each executive upon a termination as of December 31, 2015 for which we would not have been entitled to receive reimbursement from NorthStar Realty or NorthStar Europe. In addition to the amounts included in the table above, each executive also would have been entitled to receive the following cash severance amounts for which NorthStar Realty and NorthStar Europe would have been obligated to directly pay or reimburse us for pursuant to their management agreements with us for a termination that is not in connection with a change of control: David T. Hamamoto–$31,364,422; Albert Tylis–$17,424,679; Daniel R. Gilbert–$13,939,743; Debra A. Hess–$2,845,559; and Ronald J. Lieberman–$1,432,381. For a termination in connection with a change of control, in addition to the amounts included in the table above, each executive would have been entitled to receive the following cash severance amounts for which NorthStar Realty and NorthStar Europe would have been obligated to directly pay or reimburse us for pursuant to their management agreements with us: David T. Hamamoto–$41,819,229; Albert Tylis–$23,232,905; Daniel R. Gilbert–$18,586,324; Debra A. Hess–$4,268,339; and Ronald J. Lieberman–$2,148,572. See “—Management Agreements with NorthStar Realty and NorthStar Europe” above for additional information relating to these reimbursement arrangements. As our health benefits are self-funded, the estimated value of the continuation of health benefits is based on the most recent actuarial estimates of the value of such continuation that we had as of December 31, 2015.

(2)
Represents the value of the payments and benefits that our named executive officers would have received in the event of a termination by the Company without cause or by an executive for good reason on December 31, 2015 in connection with a change of control.

(3)
Represents the value of the otherwise unvested portion of our common stock (including unvested shares of our common stock issued upon settlement of the NSAM Performance Spin-Off Awards) and LTIP units that would have vested, based on a price per share of our common stock equal to $12.14, which was the closing price per share of our common stock as of December 31, 2015. Excludes the value of unvested shares of common stock of NorthStar Realty or NorthStar Europe or LTIP units in the operating partnership of NorthStar Realty or NorthStar Europe outstanding as of December 31, 2015 that would vest as a result of the triggering events described in the table. We have no obligation to reimburse NorthStar Realty or NorthStar Europe in connection with the vesting of these equity awards.

(4)
Represents the value of the otherwise unvested portion of RSUs under the NRF Incentive Plan and shares of our performance common stock under the NSAM Incentive Plan that would have vested, based on a price per share of our common stock equal to $12.14, which was the closing price per share of our common stock as of December 31, 2015, plus the amount of accumulated dividends that would have been paid with respect to such RSUs and shares of performance common stock. Excludes the value of RSUs of NorthStar Realty or NorthStar Europe outstanding as of December 31, 2015 that would vest as a result of the triggering events described in the table. We have no obligation to reimburse NorthStar Realty or NorthStar Europe in connection with the vesting of these equity awards.

(5)
None of the RSUs or shares of our performance common stock granted, or to be granted for 2015, under the NRF Incentive Plan or NSAM Incentive Plan would have vested as a result of such a termination. Following the conclusion of the respective performance periods for these awards, the named executive officer would be entitled to the number of RSUs or shares that would have been earned had the named executive officer been an employee of the Company at such time, pro-rated based on the date of termination without cause, resignation for good reason or death or disability.

(6)
Represents: (i) the number of vested shares of our common stock; and (ii) the number of vested shares of our performance common stock that the executive would have been entitled to receive as long-term bonus for 2015 under the NSAM Incentive Plan as NSAM Performance Award and NSAM TSR Award, respectively, multiplied by $12.14, which was the closing price per share of our common stock as of December 31, 2015. Excludes the value of the number of vested shares of common stock of NorthStar Realty and NorthStar Europe that each executive would have been entitled to receive as long-term bonus for 2015 under the NSAM Incentive Plan, which was approximately equal to the value set forth in the table above. In their respective management agreement with us, NorthStar Realty and NorthStar Europe each have agreed to issue these equity awards. In the event of a change of control of the Company as of December 31, 2015, we would have been required to reimburse NorthStar Realty and NorthStar Europe for the value of the portion of the NRF TSR Award for 2015 that vested upon such change of control, which equals the following amount for each named executive officer: David T. Hamamoto–$1,157,482; Albert Tylis–$771,653; Daniel R. Gilbert–$771,653; Debra A. Hess–$214,925; and Ronald J. Lieberman–$141,552. These amounts are not included in the table above.

(7)
Represents the value of the otherwise unvested portion of the Absolute TSR Spin-Off Awards and Relative TSR Spin-Off Awards granted in connection with our spin-off from NorthStar Realty that would have vested, based on a price per share of our common stock equal to $12.14, which was the closing price per share of our common stock as of December 31, 2015, plus the amount of accumulated dividends that would have been paid with respect to such RSUs.

(8)
None of the Absolute TSR Spin-Off Awards or Relative TSR Spin-Off Awards would have vested as a result of such a termination. Following the conclusion of the applicable performance period, the named executive officer would be entitled to the number of shares that would have been earned had the named executive officer been an employee of the Company at such time, pro-rated based on the date of termination without cause, resignation for good reason or death or disability.

The tables above do not include payments and benefits to the extent they are generally provided on a non-discriminatory basis to salaried employees upon termination of employment, including: (i) life insurance upon death in the amount of three times the employee’s annual salary but not exceeding a total of $750,000; and (ii) disability benefits. As a result of provisions in the named executive officers’ employment agreements, in the event that any payment or benefit to be paid or provided to an executive set forth above would have been subject to the excise tax under Sections 280G and 4999 of the Internal Revenue Code, the payments and benefits to such executive would have been reduced to the extent necessary to avoid the imposition of such excise tax, but only if such reduction would result in a greater after-tax benefit to the executive. The amounts set forth in the table above have not been adjusted to reflect any such reduction that might be applicable.
EQUITY COMPENSATION PLAN INFORMATION
The following table provides summary information on the securities issuable under our equity compensation plans as of December 31, 2015:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS, AND RIGHTS(1)	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS, AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE
Equity compensation plans approved by security holders		—
2014 Omnibus Stock Incentive Plan	5,155,412(2)	N/A	17,569,058(3)
Pre-NSAM Spin-off Equity Awards(4)	3,497,394	N/A	3,497,394
Total	8,652,806	N/A	21,066,452

(1)
As of December 31, 2015, represents (i) LTIP units, (ii) RSUs and (iii) performance common stock. Conditioned on minimum allocation to the capital accounts of the LTIP unit for federal income tax purposes, each LTIP unit may be converted, at the election of the holder, into one common unit of limited partnership interest in our operating partnership, or OP units. Each of the OP units underlying these LTIP units are redeemable at the election of the OP unit holder, at our option in our capacity as general partner of our operating partnership, for: (i) cash equal to the then fair value of one share of our common stock; or (ii) one share of our common stock.

(2)
Includes 942,256 RSUs and 4,213,156 shares of performance common stock that were outstanding as of December 31, 2015. Performance common stock is substantially identical to our common stock, except that it will not be entitled to share in distributions declared with respect to our common stock and it will not entitle holders to vote, except with respect to limited matters impacting the rights of the performance common stock. Upon vesting, the outstanding shares of performance common stock will automatically convert into shares of our common stock.

(3)
Represents shares of our common stock remaining available for issuance pursuant to our 2014 Omnibus Stock Incentive Plan, other than the shares to be issued upon exercise of outstanding options, warrants and rights disclosed in the first column, as of December 31, 2015. We may issue shares of performance common stock, which are a separate class of our equity securities that are convertible into our common stock, or common stock under our 2014 Omnibus Stock Incentive Plan. Pursuant to the terms of our 2014 Omnibus Stock Incentive Plan, the number of shares of our common stock reserved for issuance thereunder automatically increases on January 1st of each year by 2% of the outstanding number of shares of our common stock on the immediately preceding December 31st.

(4)
Represents outstanding LTIP units and RSUs originally granted by, or issued with respect to awards that were originally granted by, NorthStar Realty prior to the NSAM Spin-off, which are outstanding as a result of anti-dilution adjustments made in connection with the NSAM Spin-off. The issuance of shares of our common stock pursuant to these awards was approved by our stockholder prior to the NSAM Spin-off and, as disclosed in connection with the NSAM Spin-off, the shares of our common stock issued pursuant to these awards will not be issued pursuant to, or reduce availability under, our 2014 Omnibus Stock Incentive Plan.

For information related to our director compensation and compensation committee interlocks, refer to Part III, Item 10.

COMPENSATION COMMITTEE REPORT
The Compensation Committee of the board of directors of NorthStar Asset Management Group Inc., or the Company, is responsible for, among other things, determining compensation for the Company’s executive officers, administering the Company’s equity compensation plans and producing an annual report on executive compensation for inclusion in the Company’s annual meeting proxy statement. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S‑K, under the Securities Exchange Act of 1934, as amended, with management. Based on such review and discussions, the Compensation Committee has recommended to the Company’s board of directors that the Compensation Discussion and Analysis be included in this Annual Report and the Company’s proxy statement.
Compensation Committee:
Judith A. Hannaway, Chairperson
Oscar Junquera
Justin Metz

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF EQUITY SECURITIES OF THE COMPANY BY DIRECTORS AND EXECUTIVE OFFICERS
The following table sets forth, as of April 27, 2016, the total number and the percentage of shares of our common stock beneficially owned by:

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and named executive officers as a group.

	COMMON STOCK		COMMON STOCK, PERFORMANCE COMMON STOCK AND UNITS
NAME AND ADDRESS OF BENEFICIAL OWNER(1)	NUMBER OF SHARES BENEFICIALLY OWNED(2)	% OF COMMON STOCK	NUMBER OF SHARES AND LTIP UNITS BENEFICIALLY OWNED(2)	% OF SHARES AND LTIP UNITS	NUMBER OF SHARES, LTIP UNITS, PERFORMANCE COMMON STOCK AND RSUS BENEFICIALLY OWNED(2)	% OF SHARES, LTIP UNITS AND RSUS
David T. Hamamoto(3)	2,222,421	1.18%	2,857,377	1.51%	5,014,732	2.65%
Albert Tylis(4)	1,061,367	*	1,345,718	*	2,783,955	1.47%
Daniel R. Gilbert(5)	1,345,614	*	1,726,159	*	3,164,396	1.67%
Debra A. Hess(6)	329,503	*	428,666	*	841,544	*
Ronald J. Lieberman(7)	217,606	*	246,286	*	510,063	*
Stephen E. Cummings(8)	48,619	*	48,619	*	48,619	*
Judith A. Hannaway(8)	45,070	*	45,070	*	45,070	*
Oscar Junquera(8)	41,470	*	41,470	*	41,470	*
Justin Metz(8)	11,824	*	11,824	*	11,824	*
Wesley D. Minami(8)	35,050	*	35,050	*	35,050	*
Louis J. Paglia(8)	96,768	*	96,768	*	96,768	*
All directors and executive officers as a group (11 persons)	5,455,312	2.88%	6,883,007	3.64%	12,593,491	6.66%

*	Less than one percent.

(1)	The address of each of the directors and executive officers is 399 Park Avenue, 18th Floor, New York, NY 10022.

(2)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. “Number of Shares Beneficially Owned” includes all shares of common stock (i) the investor actually owns beneficially or of record, (ii) over which the investor has or shares direct or indirect voting or dispositive control (such as in the capacity as a general partner of an investment fund); and (iii) over which the investor has the right to acquire direct or indirect voting or dispositive control within 60 days. The “Number of Shares and LTIP Units Beneficially Owned” includes all shares included in the “Number of Shares Beneficially Owned” column plus the number of shares of common stock for which LTIP units may be redeemed for cash or, at our option, shares of common stock, subject to certain conditions, and in accordance with the limited partnership agreement of our Operating Partnership. The “Number of Shares, LTIP Units and Performance Common Stock and RSUs Beneficially Owned” includes all shares and LTIP Units included in the “Number of Shares and LTIP Units Beneficially Owned” column plus the number of (i) shares of performance common stock such person holds that are subject to performance-based vesting and (ii) RSUs such person holds as a result of awards previously granted by NorthStar Realty that are subject to performance-based vesting. Except as otherwise noted, each beneficial owner has sole voting and investment power over the shares and units. Holders of LTIP units, RSUs and performance common stock are not entitled to vote such units on any of the matters presented at the 2016 annual meeting.

(3)
Includes: (i) 6,523 shares of common stock held by DTH Investment Holdings LLC, of which Mr. Hamamoto is the managing member; (ii) 400,000 shares of common stock held by The David T. Hamamoto GRAT 2015-NSAM, a grantor trust for the benefit of Mr. Hamamoto’s children and of which Mr. Hamamoto is the trustee; (ii) 99,321 shares of common stock held by The David T. Hamamoto GRAT I-2014-NSAM, a grantor trust for the benefit of Mr. Hamamoto’s children and of which Mr. Hamamoto is the trustee; and (iv) 1,108,132 shares of common stock not yet vested. Also includes, only under the “Number of Shares and LTIP Units Beneficially Owned” column, 634,956 LTIP units, 48,949 of which are not yet vested. Further includes, only under the “Number of Shares, LTIP Units and Performance Common Stock and RSUs Beneficially Owned” column, (i) 1,961,558 shares of performance common stock subject to performance-based vesting conditions; and (ii) 195,797 RSUs subject to performance-based vesting conditions previously issued by NorthStar Realty.

(4)
Includes 738,756 shares of common stock not yet vested. Also includes, only under the “Number of Shares and LTIP Units Beneficially Owned” column, 284,351 LTIP units, 32,633 of which are not yet vested. Further includes, only under the “Number of Shares, LTIP Units and Performance Common Stock and RSUs Beneficially Owned” column, (i) 1,307,705 shares of performance common stock subject to performance-based vesting conditions; and (ii) 130,532 RSUs subject to performance-based vesting conditions previously issued by NorthStar Realty.

(5)
Includes 738,756 shares of common stock not yet vested. Also includes, only under the “Number of Shares and LTIP Units Beneficially Owned” column, 380,545 LTIP units, 32,633 of which are not yet vested. Further includes, only under the “Number of Shares, LTIP Units and Performance Common Stock and RSUs Beneficially Owned” column, (i) 1,307,705 shares of performance common stock subject to performance-based vesting conditions; and (ii) 130,532 RSUs subject to performance-based vesting conditions previously issued by NorthStar Realty.

(6)
Includes 212,093 shares of common stock not yet vested. Also includes, only under the “Number of Shares and LTIP Units Beneficially Owned” column, 99,163 LTIP units, 7,251 of which are not yet vested. Further includes, only under the “Number of Shares, LTIP Units and Performance Common Stock and RSUs Beneficially Owned” column, (i) 383,871 shares of performance common stock subject to performance-based vesting conditions; and (ii) 29,007 RSUs subject to performance-based vesting conditions previously issued by NorthStar Realty.

(7)
Includes 135,579 shares of common stock not yet vested. Also includes, only under the “Number of Shares and LTIP Units Beneficially Owned” column, 28,680 LTIP units, 3,625 of which are not yet vested. Further includes, only under the “Number of Shares, LTIP Units and Performance Common Stock and RSUs Beneficially Owned” column, (i) 249,274 shares of performance common stock subject to performance-based vesting conditions; and (ii) 14,503 RSUs subject to performance-based vesting conditions previously issued by NorthStar Realty.

(8)	Includes 4,167 shares of common stock not yet vested.

OWNERSHIP OF EQUITY SECURITIES OF THE COMPANY BY 5% STOCKHOLDERS
The following table sets forth how many shares of our common stock are beneficially owned by each person known to us to be the beneficial owner of more than five percent (5%) of the outstanding shares of our common stock, in each case, based solely on, and as of the date of, such person’s filing of a Schedule 13D or Schedule 13G with the SEC.

	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER	PERCENTAGE
MSD Partners, L.P.(1)	19,280,449	10.2%
The Vanguard Group(2)	12,283,468	6.5%

(1)
Based on information included in the Schedule 13G/A filed by MSD Partners, L.P. on February 16, 2016 (the “MSD 13G”). According to the MSD 13G, MSD Partners, L.P. (“MSD Partners”) beneficially owns 12,773,573 shares of our common stock, with shared voting power and shared dispositive power over all of such shares. Each of Glenn R. Fuhrman and Marc R. Lisker is a manager of MSD Partners (GP), LLC, which is the general partner of MSD Partners, which is the investment manager of MSD Torchlight Partners, L.P., which is the direct beneficial owner of the shares. In addition, according to the MSD 13G, MSD Capital, L.P. (“MSD Capital”) beneficially owns 6,506,876 shares of our common stock, with shared voting power and shared dispositive power over all of such shares. Each of Glenn R. Fuhrman and Marc R. Lisker is a manager of, and Michael S. Dell is the controlling member of, MSD Capital Management, LLC, which is the general partner of MSD Capital, which is the general partner of MSD Sparrowhawk, L.P. and MSD Value Investments, L.P., which are the director beneficial owners of 1,397,832 and 5,109,044, respectively, of such shares. The address of MSD Partners and MSD Capital is 645 Fifth Avenue, 21st Floor, New York, New York 10022.

(2)
Based on information included in the Schedule 13G/A filed by The Vanguard Group on February 11, 2016 (the “Vanguard 13G”). According to the Vanguard 13G, The Vanguard Group beneficially owns 12,283,468 shares of our common stock, with sole voting power over 142,447 shares, shared voting power over 10,400 shares, sole dispositive power over 12,142,255 shares and shared dispositive power over 141,213 shares. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

For information related to our equity compensation plan, refer to Part III, Item 11.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

POLICY FOR REVIEW OF RELATED PERSON TRANSACTIONS
Pursuant to our Audit Committee’s charter, our Audit Committee must review and consider for approval any related party transaction including, without limitation, transactions between us and any executive officer, director, director nominee or more than 5% stockholder of the Company, or any of their immediate family members, in which such person has a direct or indirect material interest, and any transaction that is required to be disclosed by us in any of our filed periodic reports or proxy statements. When reviewing and evaluating a related party transaction, our Audit Committee may consider, among other things, any effect a transaction may have upon a director’s independence, whether the transaction involves terms and conditions that are no less favorable to us than those that could be obtained in a transaction between us and an unrelated third party and the nature of any director’s or officer’s involvement in the transaction. In the event any such related party transaction involves a member of the Audit Committee, the transaction must be approved by a majority of the disinterested members of the Audit Committee.
To facilitate our Audit Committee’s review of related party transactions, on an annual basis, each director and executive officer is obligated to complete a director and officer questionnaire which requires disclosure of any transactions with us in which the director or executive officer or any member of his or her immediate family, has an interest. In addition, pursuant to our Code of Ethics, all potential conflict of interest situations, including related party transactions, must be disclosed to our General Counsel. To the extent any such potential conflict of interest disclosed to our General Counsel is a proposed related party transaction, the General Counsel will communicate such conflict and the proposed transaction to the Audit Committee. Further, our General Counsel will notify the members of our Audit Committee promptly of any material changes to previously approved or conditionally approved related party transactions.
It is also our policy for our independent directors who are not also on an applicable managed company’s board to review and consider for approval proposed transactions involving such managed company and us, our affiliates and strategic partners.
CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS
From the beginning of fiscal year 2015 to the date of this Annual Report, there were no relationships or transactions of a nature required to be disclosed under Item 404 of Regulation S-K promulgated under the Exchange Act.
For information related to our independent directors, refer to Part III, Item 10.

Item 14.  Principal Accountant Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S FEES
Aggregate fees billed and expected to be billed by Grant Thornton LLP for the fiscal years ended December 31, 2015 and 2014 were as follows:

TYPE OF FEE	2015	2014
Audit Fees	$1,645,063	$780,175
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$1,645,063	$780,175
Fees for audit services for the fiscal years ended December 31, 2015 and 2014 include fees associated with the annual audits for such years, including Section 404 attest services, the quarterly review of the Form 10-Qs for the three month periods ended March 31, 2015, June 30, 2015, September 30, 2015, June 30, 2014 and September 30, 2014, and for other attest services, including issuance of consents and review of the Company’s registration statements on Form S-3, Form S-8 and Form 10 and other documents filed by the Company with the SEC.
AUDIT COMMITTEE PRE-APPROVAL POLICY
In accordance with applicable laws and regulations, the Audit Committee reviews and pre-approves any audit and non-audit services to be performed by Grant Thornton LLP to ensure that the work does not compromise its independence in performing audit services. The responsibility for pre-approval of audit and permitted non-audit services includes pre-approval of the fees for such services and the other terms of the engagement. The Audit Committee annually reviews and pre-approves all audit, audit-related, tax and all other services that are performed by the Company’s independent registered public accounting firm. The Audit Committee pre-approved all of the services listed in the table above. In some cases, the Audit Committee pre-approves the provision of a particular category or group of services for up to a year, subject to a specified budget. The Audit Committee has also authorized the chairperson of the Audit Committee to pre-approve permissible services and related fees and the chairperson must report such pre-approval to the full Audit Committee at its next scheduled meeting.

PART IV.
Item 15.  Exhibits and Financial Statements
(a) 1. Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of the Original Filing:
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

10.25**	Amendment to Securities Purchase Agreement, dated January 15, 2016, by and among Townsend Holdings LLC, NorthStar Asset Management Group Inc., and Townsend Acquisition LLC, as representative
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

12.1**	Ratio of Earnings to Combined Fixed Charges
21.1**	Significant Subsidiaries of the Registrant
23.1**	Consent of Grant Thornton LLP
31.1**	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

Exhibit Number	Description of Exhibit
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

**
Previously filed or furnished, as the case may be, with NorthStar Asset Management Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, originally filed with the SEC on February 29, 2016, which is being amended hereby.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSTAR ASSET MANAGEMENT GROUP INC.

Date:	April 29, 2016	By:	/s/ DEBRA A. HESS
Name: Debra A. Hess
Title: Chief Financial Officer