Form 10-Q
period 2016-03-31
NorthStar Asset Management Group Inc.
filed 2016-05-10
CIK 1597503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
The Company has one class of common stock, $0.01 par value per share, 189,058,628 shares outstanding and one class of performance common stock, $0.01 par value per share, 5,210,113 shares outstanding, each as of May 5, 2016.

NORTHSTAR ASSET MANAGEMENT GROUP INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to the effects of our spin-off from NorthStar Realty Finance Corp., or NorthStar Realty, described in this Quarterly Report on Form 10-Q, our ability to effectively grow our business, our financing needs, the effects of our current asset management strategy, our management’s track record, our ability to manage credit risk and the assets of our Managed Companies (refer to our Financial Statements and Supplementary Data in this Form 10-Q), our ability to source additional investment opportunities for our Managed Companies and our ability to obtain new Managed Companies and additional assets to manage. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	our ability to realize our projected effective income tax rate;

•	adverse domestic or international economic conditions and the impact of developments in the commercial real estate industry on our Managed Companies;

•	whether we will realize the benefits we anticipate, if any, from our acquisition of Townsend Holdings LLC;

•
our exploration of strategic alternatives, including our entering into exclusive discussions with Colony Capital, Inc. and NorthStar Realty regarding a potential tri-party business combination, as well as our ability to enter into a definitive agreement or consummate a strategic transaction, if any, and the impact of the same on our business;

•	our access to debt and equity capital and our liquidity;

•
our ability to grow our business by raising capital for our existing Managed Companies and sponsoring new Managed Companies, as well as our ability to otherwise continue to manage our Managed Companies in the future;

•	our ability to effectively implement the business plans of, and the performance of, our Managed Companies;

•	our ability to enter into, and grow our business through acquisitions, strategic investments and joint ventures;

•	our ability to realize the anticipated benefits of our strategic investments and joint ventures;

•	our use of leverage;

•	the impact of shareholder activism or any proxy contests;

•
changes in domestic or international laws or regulations governing various aspects of our business and our Managed Companies including the potential impact of rules issued by the U.S. Department of Labor regarding fiduciary standards for brokers who are providing investment advice with respect to retirement plan assets and implementation of FINRA Rule 15-02 related to broker account statements;

•	the impact of any conflicts of interest, including with our officers and directors, arising from our asset management activities or otherwise;

•	our ability to manage our costs in line with our expectations and the impact on our cash available for distribution;

•	competition for qualified personnel and our ability to retain key personnel;

•	the competitive nature of the asset management industry;

•	the effectiveness of our portfolio management techniques and strategies;

•	our ability to expand and successfully manage our operations internationally;

•	whether we continue to repurchase any shares of our common stock and the terms of those repurchases, if any;

•	our ability to maintain our exclusion from the definition of an “investment company” under the Investment Company Act of 1940, as amended;

•	the potential failure to maintain effective internal controls and disclosure controls and procedures;

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or the SEC, included in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 under the heading “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I.  Financial Information
Item 1.   Financial Statements
NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31, 2016 (Unaudited)	December 31, 2015
Assets
Cash	$48,049	$84,707
Restricted cash	19,140	36,780
Receivables, net (refer to Note 3)	107,434	93,809
Investments in unconsolidated ventures (refer to Note 4)	101,122	88,069
Securities, at fair value (refer to Note 6)	35,604	46,215
Intangible assets, net	205,152	—
Goodwill	247,828	—
Other assets	34,831	25,241
Total assets	$799,160	$374,821
Liabilities
Term loan, net	$469,202	$—
Credit facility	—	100,000
Accounts payable and accrued expenses	40,735	90,160
Commission payable	1,483	6,988
Other liabilities	27,432	930
Total liabilities	538,852	198,078
Commitments and contingencies	—	—
Redeemable non-controlling interests	74,759	—
Equity
NorthStar Asset Management Group Inc. Stockholders’ Equity
Performance common stock, $0.01 par value, 500,000,000 shares authorized, 5,210,113 and 4,213,156 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	52	42
Preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 189,090,061 and 185,685,124 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	1,891	1,857
Additional paid-in capital	216,817	208,318
Accumulated other comprehensive income (loss)	52	—
Retained earnings (accumulated deficit)	(36,804)	(35,152)
Total NorthStar Asset Management Group Inc. stockholders’ equity	182,008	175,065
Non-controlling interests	3,541	1,678
Total equity	185,549	176,743
Total liabilities and equity	$799,160	$374,821

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share and Dividends Data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues
Asset management and other fees (refer to Note 3)	$96,280	$61,379
Selling commission and dealer manager fees, related parties	6,371	29,923
Other income	3,779	400
Total revenues	106,430	91,702
Expenses
Commission expense (refer to Note 3)	5,945	27,695
Interest expense	5,164	—
Transaction costs	7,319	302
Other expenses	1,460	256
General and administrative expenses
Salaries and related expense	20,458	12,145
Equity-based compensation expense	17,133	13,618
Other general and administrative expenses	9,820	6,105
Total general and administrative expenses	47,411	31,868
Depreciation and amortization	1,909	455
Total expenses	69,208	60,576
Unrealized gain (loss) on investments and other	(10,664)	(348)
Realized gain (loss) on investments and other	(874)	—
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	25,684	30,778
Equity in earnings (losses) of unconsolidated ventures (refer to Note 4)	(4,430)	(870)
Income (loss) before income tax benefit (expense)	21,254	29,908
Income tax benefit (expense)	(2,472)	(7,938)
Net income (loss)	18,782	21,970
Net (income) loss attributable to non-controlling interests	(176)	(202)
Net (income) loss attributable to redeemable non-controlling interests	(1,033)	—
Net income (loss) attributable to NorthStar Asset Management Group Inc. common stockholders	$17,573	$21,768
Earnings (loss) per share:
Basic	$0.09	$0.11
Diluted	$0.09	$0.11
Weighted average number of shares:
Basic	183,028,524	189,541,166
Diluted	184,820,684	193,761,670
Dividends per share of common stock	$0.10	$0.10

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$18,782	$21,970
Other comprehensive income (loss):
Foreign currency translation adjustment, net	52	—
Total other comprehensive income (loss)	52	—
Comprehensive income (loss)	18,834	21,970
Comprehensive (income) loss attributable to non-controlling interests	(176)	(202)
Comprehensive (income) loss attributable to redeemable non-controlling interests	(1,033)	—
Comprehensive income (loss) attributable to NorthStar Asset Management Group Inc.	$17,625	$21,768

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Performance Common Stock		Common Stock		Additional Paid-in Capital	Accumulated other comprehensive income (loss)	Retained Earnings (Accumulated Deficit)	Total NorthStar Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	3,738	$37	192,948	$1,930	$276,874	$—	$(77,093)	$201,748	$—	$201,748
Amortization of equity-based compensation	—	—	—	—	53,416	—	—	53,416	4,950	58,366
Issuance of common stock related to transactions (refer to Note 4)	—	—	208	2	4,505	—	—	4,507	—	4,507
Issuance of common stock relating to equity-based compensation, net of forfeitures	—	—	275	3	(3)	—	—	—	—	—
Conversion of Deferred LTIP Units to LTIP Units and common stock, net	—	—	4	—	(4,400)	—	—	(4,400)	4,400	—
Retirement of shares of common stock	—	—	(7,799)	(78)	(105,078)	—	—	(105,156)	—	(105,156)
Issuance of performance common stock (refer to Note 10)	475	5	—	—	(5)	—	—	—	—	—
Settlement of RSUs to common stock, net (refer to Note 9)	—	—	49	—	(7,227)	—	—	(7,227)	—	(7,227)
Dividends on common stock and equity-based awards (refer to Note 9)	—	—	—	—	—	—	(77,853)	(77,853)	(538)	(78,391)
Excess tax benefit from equity-based compensation	—	—	—	—	(1,068)	—	—	(1,068)	—	(1,068)
Call Spread premium, net	—	—	—	—	(16,783)	—	—	(16,783)	—	(16,783)
Reallocation of non-controlling interests in Operating Partnership (refer to Note 11)	—	—	—	—	8,087	—	—	8,087	(8,087)	—
Net income (loss)	—	—	—	—	—	—	119,794	119,794	953	120,747
Balance as of December 31, 2015	4,213	$42	185,685	$1,857	$208,318	$—	$(35,152)	$175,065	$1,678	$176,743
Amortization of equity-based compensation	—	—	—	—	16,283	—	—	16,283	954	17,237
Issuance of common stock relating to equity-based compensation, net	—	—	2,291	23	(4,199)	—	—	(4,176)	—	(4,176)
Issuance of common stock related to settlement of award (refer to Note 9)			94	1	1,009	—	—	1,010		1,010
Issuance of restricted stock related to Townsend (refer to Note 10)	—	—	658	6	(6)	—	—	—		—
Issuance of performance common stock (refer to Note 10)	997	10	—	—	(10)	—	—	—	—	—
Settlement of RSUs to common stock, net (refer to Note 9)	—	—	362	4	(3,156)	—	—	(3,152)	—	(3,152)
Dividends on common stock and equity-based awards (refer to Note 9)	—	—	—	—	—	—	(19,225)	(19,225)	(180)	(19,405)
Reallocation of non-controlling interests in Operating Partnership (refer to Note 11)	—	—	—	—	(913)	—	—	(913)	913	—
Excess tax benefit from equity-based compensation	—	—	—	—	(509)	—	—	(509)	—	(509)
Other comprehensive income (loss)	—	—	—	—	—	52	—	52	—	52
Net income (loss)	—	—	—	—	—	—	17,573	17,573	176	17,749
Balance as of March 31, 2016 (Unaudited)	5,210	$52	189,090	$1,891	$216,817	$52	$(36,804)	$182,008	$3,541	$185,549

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$18,782	$21,970
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	4,430	870
Depreciation and amortization	1,909	455
Amortization of deferred financing costs	922	—
Amortization of equity-based compensation	17,007	13,488
Unrealized gain (loss) on investments and other	10,664	348
Realized gain (loss) on investments and other	874	—
Deferred income tax, net	(2,303)	2,530
Other income	(1,838)	—
Distribution from investments from unconsolidated ventures	93	—
Straight line rent expense	(85)	83
Change in assets and liabilities:
Restricted cash	20,071	(1,420)
Receivables, net	7,575	(6,393)
Other assets	10,374	(585)
Other liabilities	(2,379)	366
Accounts payable and accrued expenses	(72,569)	(15,086)
Accrued transaction costs	(2,257)	643
Commission payable	(5,356)	(7,471)
Net cash provided by (used in) operating activities	5,914	9,798
Cash flows from investing activities:
Acquisition of Townsend, net (refer to Note 1)	(376,155)	—
Investment in convertible debt	(1,092)	—
Investments in unconsolidated ventures	(2,838)	(35,631)
Settlement of acquisition of securities (Refer to Note 6)	(6,643)	—
Distribution from investments from unconsolidated ventures	4,030	2,550
Net cash provided by (used in) investing activities	(382,698)	(33,081)
Cash flows from financing activities:
Borrowings from term loan	500,000	—
Repayment of credit facility	(100,000)	—
Payment of financing costs	(31,452)	—
Repurchase of shares related to equity-based awards and tax withholding	(7,328)	(12,424)
Excess tax benefit from equity-based compensation	(509)	—
Dividends	(19,108)	(19,521)
Distribution to redeemable non-controlling interests	(1,476)	—
Net cash provided by (used in) financing activities	340,127	(31,945)
Effect of foreign exchange rate changes on cash	(1)	(348)
Net increase (decrease) in cash	(36,658)	(55,576)
Cash - beginning of period	84,707	109,199
Cash - end of period	$48,049	$53,623

Supplemental disclosure of non-cash investing and financing activities:
Reallocation of non-controlling interests in Operating Partnership	$913	$—
Contributions from redeemable non-controlling interests	75,202	—
Issuance of common stock related to settlement of award (refer to Note 9)	1,010	4,507
Dividend payable related to RSUs	297	211
Conversion of Deferred LTIP Units to LTIP Units and common stock	—	4,400
Accrued transaction costs relating to investments in unconsolidated ventures	—	145

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
On October 31, 2015, NorthStar Realty completed the spin-off of its European real estate business (the “NRE Spin-off”) into a separate publicly-traded real estate investment trust (“REIT”), NorthStar Realty Europe Corp. (“NorthStar Europe”). The Company manages NorthStar Europe pursuant to a long-term management agreement, on substantially similar terms as the Company’s management agreement with NorthStar Realty. NorthStar Realty and NorthStar Europe are herein collectively referred to as the NorthStar Listed Companies.
The Company has a substantial business raising and managing capital in the retail marketplace accessing a variety of pools of capital and through various vehicles that include REITs, closed-end funds and others that the Company may form in the future. The Company earns various fees from managing this capital and refers to this platform as the Company’s Retail Business. Certain of the Company’s affiliates manage NorthStar Realty’s previously sponsored companies which raise capital through the retail market, as well as any future sponsored company that raises money from retail investors (referred to as the “Retail Companies” and together with the NorthStar Listed Companies, referred to as the “Managed Companies”).
The Company is organized to provide asset management and other services to the Managed Companies, or any other companies it may sponsor in the future, both in the United States and internationally. The Managed Companies have historically invested in the CRE industry. The Company seeks to expand the scope of its asset management business beyond real estate into new asset classes and geographies by organically creating and managing additional investment vehicles or through acquisitions, strategic partnerships and joint ventures. To date, the Company has acquired an approximate 84% interest in Townsend Holdings LLC (or “Townsend”), a 43% interest in American Healthcare Investors LLC (the “AHI Interest”), a 45% interest in Island Hospitality Management Inc. (the “Island Interest”) and a 50% interest in Distributed Finance Corporation (“Distributed Finance”) (refer to Note 4).
On January 29, 2016, the Company acquired an approximate 84% of Townsend for $383.0 million, net of post closing adjustments (“Townsend Acquisition Date”). Founded in 1983, Townsend is the manager or advisor to $175.3 billion of real assets as of March 31, 2016. Townsend’s management team owns the remainder of the business and continues to direct the day-to-day operations, subject to the oversight and direction of its board of directors which is controlled by the Company.
The Company earns asset management and other fees, directly or indirectly, pursuant to management and other contracts and direct investments. In addition, the Company owns NorthStar Securities, LLC (“NorthStar Securities”), a captive broker-dealer platform registered with the U.S. Securities and Exchange Commission (“SEC”) which raises capital in the retail market for the Retail Companies.
NSAM LP, a Delaware limited partnership and the operating partnership of the Company (the “Operating Partnership”) holds substantially all of the Company’s assets and liabilities and the Company conducts its operations, directly or indirectly, through the Operating Partnership.
In January 2016, the Company’s board of directors announced that it had engaged Goldman Sachs Group Inc. to assist the Company in exploring strategic alternatives to maximize shareholder value. The board of directors subsequently announced the formation of a special committee to continue the strategic alternatives process. The special committee engaged Evercore Partners Inc. as a financial advisor. In addition, in May 2016, the Company, Colony Capital, Inc. (“Colony Capital”) and NorthStar Realty announced that they entered into exclusive discussions regarding a tri-party business combination. There is no assurance that this exploration, including the Company’s discussions with Colony Capital and NorthStar Realty, will result in any definitive agreement or transaction being announced or consummated.
All references herein to the Company refer to NorthStar Asset Management Group Inc. and its consolidated subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the SEC.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, the Operating Partnership and their consolidated subsidiaries. The Company consolidates variable interest entities (“VIE”) where the Company is the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by the Company. All significant intercompany balances are eliminated in consolidation.
Variable Interest Entities
A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. The Company bases its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity.
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
The Company may account for an investment in an unconsolidated entity at fair value by electing the fair value option. The Company may record the change in fair value for its share of the projected future cash flow or may follow the practical expedient of the net asset value of the underlying fund investment based on the most recent available information, which is generally on a one quarter lag. The Company will record the change from one period to another in equity in earnings (losses) from unconsolidated ventures in the consolidated statements of operations. Any change in fair value attributed to market related assumptions is considered unrealized gain (loss).
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
The Company reviews its investments in unconsolidated ventures for which the Company did not elect the fair value option on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value may be impaired or that its carrying value may not be recoverable. An investment is considered impaired if the projected net recoverable amount over the expected holding period is less than the carrying value. In conducting this review, the Company considers U.S. and global macroeconomic factors, including real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss is measured as the excess of the carrying value of the investment over the estimated fair value and recorded in equity in earnings (losses) of unconsolidated ventures in the consolidated statements of operations.
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
Redeemable Non-controlling Interests
A redeemable non-controlling interest is the non-controlling interest in a subsidiary in which the holders have the ability to require the Company to repurchase interests in the subsidiary. These interests are presented as redeemable non-controlling interests, outside of permanent equity on the consolidated balance sheets and presented separately as net income (loss) and other comprehensive income (loss) attributable to redeemable non-controlling interests. The Company records the redeemable non-controlling interest at its redemption value and adjusts the carrying amount of such interest to the redemption value at the end of each reporting period, but such amount will not be less than the initial carrying amount. An allocation to a redeemable non-controlling interest may differ from the stated ownership percentage interest in such entity as a result of a preferred return and allocation formula, if any, as described in such governing documents.
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
Business Combinations
The Company follows the purchase method for an acquisition of a business where the purchase price is allocated to tangible and intangible assets acquired based on estimated fair value. The excess of the fair value of purchase consideration over the fair value of these identifiable assets is recorded as goodwill. Such valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets. In addition, there are significant estimates in valuing other intangible assets including, but not limited to, customer relationships, acquired technology and trade names. Management’s estimate of fair value is based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ materially from estimates. During the measurement period, which is one year from the acquisition date, the Company may record adjustments to the assets acquired, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in earnings.
On January 29, 2016, the Company acquired an approximate 84% of Townsend for $383.0 million, net of post closing adjustments. The following table presents the initial allocation of the purchase price of the assets acquired and the liabilities assumed upon the closing of Townsend and continue to be subject to refinement upon receipt of all information (dollars in thousands):

Assets:
Cash	$14,318
Investments in unconsolidated ventures(1)	17,706
Intangible assets, net	206,470
Goodwill(2)(3)	245,990
Other assets acquired	44,385
Total assets	$528,869
Liabilities:
Accounts payable and accrued expenses	$34,312
Other liabilities acquired	28,881
Total liabilities	63,193
Redeemable non-controlling interests	75,202
Total equity(4)	390,474
Total liabilities and equity	$528,869
_____________________

(1)	Represents Townsend’s interest in real estate private equity funds sponsored by Townsend (“Townsend Funds”) (refer to Note 4).

(2)	The Company expects $171.5 million of goodwill to be deductible for tax purposes.

(3)
Goodwill includes $5.5 million related to a share deal acquisition of the seller’s corporate entity. The deferred tax liability and corresponding goodwill are recorded at acquisition based on differences between book and tax basis.

(4)	Represents the Company’s investment in Townsend prior to a post closing adjustment of $7.6 million relating to a distribution of excess cash to the Company.
From the Townsend Acquisition Date to March 31, 2016, the Company recorded revenue of $12.1 million and net income of $4.5 million.
The following table presents unaudited consolidated pro forma results of operations based on the Company’s historical financial statements and adjusted for the acquisition of Townsend and related borrowing as if it occurred on January 1, 2015. The unaudited pro forma amounts were prepared for comparative purposes only and are not indicative of what actual consolidated results of operations of the Company would have been, nor are they indicative of the consolidated results of operations in the future (dollars in thousands, except per share data):

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three Months Ended March 31,
	2016(1)	2015
Pro forma total revenues	$110,307	$106,135
Pro forma net income (loss) attributable to common stockholders	$23,843	$19,366
Pro forma EPS - basic	$0.13	$0.10
Pro forma EPS - diluted	$0.13	$0.10
_____________________

(1)	Excludes non-recurring transaction costs and prior compensation arrangements of Townsend.
Intangible Assets
The Company records acquired identified intangibles, which includes intangible assets (such as goodwill and other intangibles), based on estimated fair value. Other intangible assets are amortized into depreciation and amortization expense on a straight-line basis over the estimated useful life.
Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination and is not amortized. The Company performs an annual impairment test for goodwill and evaluates the recoverability whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable. In making such assessment, qualitative factors are used to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the estimated fair value of the reporting unit is less than its carrying value, then an impairment loss is recorded.
The following table presents identified intangibles as of March 31, 2016 (dollars in thousands):

	March 31, 2016 (Unaudited)
	Gross Amount	Estimated Useful Life in Years	Accumulated Amortization	Net
Intangible assets:
Customer relationships	$192,650	25 to 30 years	$(1,191)	$191,459
Trade names	13,610	30 years	(113)	13,497
Proprietary technology	210	3 years	(14)	196
Subtotal intangible assets	206,470		(1,318)	205,152
Goodwill	247,828		—	247,828
Total	$454,298		$(1,318)	$452,980
The following table presents annual amortization of intangible assets (dollars in thousands):

April 1 through December 31, 2016	$5,933
Years Ending December 31:
2017	7,910
2018	7,875
2019	7,826
2020	7,826
Thereafter	167,782
Total	$205,152

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Other Assets and Liabilities and Accounts Payable and Accrued Expenses
The following tables present a summary of other assets, other liabilities and accounts payable and accrued expenses as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016 (Unaudited)	December 31, 2015
Other assets:
Deferred tax asset, net	$13,183	$10,880
Prepaid expenses	7,384	4,781
Prepaid income taxes	1,481	—
Furniture, fixtures and equipment, net	5,103	4,333
Pending deal costs	2,897	625
Security deposits	2,804	2,380
Convertible debt investment(1)	1,092	—
Due from participating broker-dealers	213	398
Deferred financing costs, net	—	912
Other	674	932
Total	$34,831	$25,241
________________

(1)	In January 2016, the Company invested $1.0 million in Distributed Finance in the form of convertible debt.

	March 31, 2016 (Unaudited)	December 31, 2015
Other liabilities:
Townsend Funds liability(1)	$17,706	$—
Deferred tax liability, net(2)	5,517	—
Deposit payable	2,432	—
Deferred incentive fees(3)	748	—
Other	1,029	930
Total	$27,432	$930
________________

(1)
Represents an obligation to the sellers who are entitled to the value of the Townsend Funds at the Townsend Acquisition Date, along with any income related to capital contributed prior to acquisition. The Company is obligated to fund contributions and is entitled to any income on such contributions subsequent to the Townsend Acquisition Date (refer to Note 4).

(2)
Represents deferred tax liability related to the Townsend acquisition related to a share deal acquisition of the seller’s corporate entity. The deferred tax liability and corresponding goodwill are recorded at acquisition based on differences between the book and tax basis.

(3)	Represents incentive fees received related to the Townsend Funds that are not yet earned (refer to below), as a result, represents a contingent obligation.

	March 31, 2016 (Unaudited)	December 31, 2015
Accounts payable and accrued expenses:
Accrued bonus and related taxes	$11,542	$63,935
Incentive fee compensation(1)	10,112	—
Accrued operating expenses	8,165	7,194
Accrued payroll	5,243	92
Accrued interest payable	3,918	1,312
Dividends payable related to equity-based awards	662	574
Accrued equity-based compensation awards (refer to Note 9)	584	763
Income tax payable	509	1,577
Accrued participating interest buyout(2)	—	8,110
Share purchase payable(3)	—	6,603
Total	$40,735	$90,160
__________________

(1)
Approximately 50% of incentive fees received by the Townsend Funds are due to certain employees of Townsend. Payment is made to such employees when such incentive fee income is earned and approved by executive management of Townsend (refer to below). The Company records

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

the expense in salaries and related expense in the consolidated statements of operations when payment becomes probable and reasonably estimable but no later than the period in which the underlying income is recognized.

(2)	Represents a one-time buyout in satisfaction of all participating interests related to non-executive incentive interests in the advisor to our first sponsored non-traded REIT (refer to Note 3).

(3)	Relates to the purchase of NorthStar Realty shares, which were settled in January 2016 (refer to Note 6).
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
Securities
The Company accounts for its investment in securities using the cost method where dividends received are recorded in other income. The Company elected to apply the fair value option for its securities investments. The Company elected the fair value option because management believes it is a more useful presentation for such investments. Any unrealized gain (loss) from the change in fair value is recorded in unrealized gains (losses) on investments and other in the consolidated statements of operations.
Revenue Recognition
Asset Management and Other Fees
Asset management and other fees include base and incentive fees earned from NorthStar Listed Companies, acquisition, disposition and other fees earned from the Retail Companies and fees earned from clients and limited partners of Townsend. Asset management and other fees are recognized based on contractual terms specified in the underlying governing documents in the periods during which the related services are performed and the amounts have been contractually earned. Incentive fees and payments are recognized subject to the achievement of return hurdles in accordance with the respective terms set forth in the governing documents. Incentive fees that are subject to contingent repayment are not recognized as revenue until all related contingencies have been resolved.
Selling Commission and Dealer Manager Fees and Commission Expense
Selling commission and dealer manager fees represent income earned by the Company for selling equity in the Retail Companies through NorthStar Securities. Selling commission and dealer manager fees and commission expense are accrued on a trade date basis. As of March 31, 2016, commission payable of $1.5 million includes $0.3 million due to NorthStar Securities’ employees.
Allowance for Doubtful Accounts
An allowance for a doubtful account is established when, in the opinion of the Company, a full recovery of a receivable becomes doubtful. A receivable is written off when it is no longer collectible and/or legally discharged. As of March 31, 2016 and December 31, 2015, there was no allowance for doubtful accounts.
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
Foreign Currency
Assets and liabilities denominated in a foreign currency for which the functional currency is a foreign currency are translated using the currency exchange rate in effect at the end of the period presented and the results of operations for such entities are translated into U.S. dollars using the average currency exchange rate in effect during the period. The resulting foreign currency translation adjustment is recorded as a component of accumulated OCI in the consolidated statements of equity.
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
Comprehensive Income (Loss)
The Company reports consolidated comprehensive income (loss) in a separate statement following the consolidated statements of operations. Comprehensive income (loss) is defined as a change in equity resulting from net income (loss) and OCI. The component OCI includes an adjustment for foreign currency translation.
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
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance in the first quarter 2016 and determined under the new guidance the Company’s Operating Partnership is considered a VIE. The Company is the primary beneficiary of the VIE, the VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest. As such, this standard did not have a material impact on the consolidated financial position or results of operations.
In May 2015, the FASB issued updated guidance that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and should be applied retrospectively to all periods presented. Early adoption is permitted. In the first quarter 2016, the Company adopted this guidance and, as a result, $20.1 million of Townsend Funds is not included in Level 3 within the fair value hierarchy as of March 31, 2016. The Company did not have any investments measured using net asset value as of December 31, 2015.
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
In March 2016, the FASB issued guidance which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment become qualified for equity method accounting. The update should be applied prospectively upon their effective date to increases in the level of ownership interests or degree of influence that results in the adoption of the equity method. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.
In March 2016, the FASB issued guidance which amends several aspects of the accounting for equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3.	Management Agreements
Asset management and other fees earned from our Managed Companies and Townsend are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
NorthStar Listed Companies(1)	$50,028	$48,251
Retail Companies	34,147	13,128
Townsend(2)	12,105	—
Total	$96,280	$61,379
_________________

(1)	The Company began earning fees on November 1, 2015 from NorthStar Europe.

(2)
The Company began earning fees on the Townsend Acquisition Date. The Company was also entitled to $1.8 million of management and other fees from January 14, 2016 to the Townsend Acquisition Date, which was recorded net of operating expenses in other income.

NorthStar Listed Companies
Management Agreement
Upon completion of the NSAM Spin-off and NRE Spin-off, respectively, the Company entered into a management agreement with each of the NorthStar Listed Companies for an initial term of 20 years, which automatically renews for additional 20-year terms each anniversary thereafter unless earlier terminated.
As asset manager, the Company is responsible for the NorthStar Listed Companies’ day-to-day activities, subject to supervision and management by each of the NorthStar Listed Companies’ board of directors, as applicable. Through its global network of subsidiaries and branch offices, the Company performs services and engages in activities relating to, among other things, investments and financing, portfolio management and other administrative services, such as accounting and investor relations, to the NorthStar Listed Companies and their subsidiaries other than NorthStar Realty’s CRE loan origination business. The management agreements with the NorthStar Listed Companies provides for a base management fee and incentive fee.
The management agreements with NorthStar Realty and NorthStar Europe provide that in the event of a change of control or other event that could be deemed an assignment by the Company of the management agreement, NorthStar Realty and NorthStar Europe, respectively, will consider such assignment in good faith and not unreasonably withhold, condition or delay its consent. The management agreements further provide that NorthStar Realty and NorthStar Europe, respectively, anticipate consent would be granted for an assignment or deemed assignment to a party with expertise in commercial real estate and over $10 billion of assets under management. The management agreements also provide that, notwithstanding anything in the agreement to the contrary, to the maximum extent permitted by applicable law, rules and regulations, in connection with any merger, sale of all or substantially all of the assets, change of control, reorganization, consolidation or any similar transaction of the Company, on the one hand, or NorthStar Realty or NorthStar Europe, on the other hand, directly or indirectly, the surviving entity will succeed to the terms of the management agreement.
In connection with the NRE Spin-off, the Company’s management agreement with NorthStar Realty was amended and restated to, among other things, adjust the annual base management fee and incentive fee hurdles for the NRE Spin-off.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Base Management Fee and Incentive Fee
The following table presents a summary of the fee arrangements and amounts earned from the NorthStar Listed Companies:

	NorthStar Realty	NorthStar Europe
Commencement date	July 1, 2014	November 1, 2015
Current in place annual base management fee(1)	$186 million	$14 million
Incentive fee hurdle to CAD per share(2)
15%	Excess of $0.68 and up to $0.78(3)	Excess of $0.30 and up to $0.36
25%	Excess of $0.78(3)	Excess of $0.36
Base management fee
Three months ended March 31, 2016	$46.5 million	$3.5 million
Three months ended March 31, 2015(4)	$45.3 million	—
Incentive fee
Three months ended March 31, 2016	—	—
Three months ended March 31, 2015(4)	$2.9 million	—
__________________

(1)
The base management fee will increase by an amount equal to 1.5% per annum of the sum of: the cumulative net proceeds of all future common equity and preferred equity issued, equity issued in exchange or conversion of exchangeable senior notes or stock-settlable notes based on the stock price at the date of issuance and any other issuances of common equity, preferred equity or other forms of equity, including but not limited to limited partnership interests in the NorthStar Realty or NorthStar Europe operating partnerships, which are structured as profits interests (excluding units issued to the parent company and equity-based compensation, but including issuances related to an acquisition, investment, joint venture or partnership) by the NorthStar Listed Companies and cumulative cash available for distribution (“CAD”) of the NorthStar Listed Companies, in excess of cumulative distributions paid on common stock, LTIP units or other equity awards beginning the first full calendar quarter after the NSAM Spin-off and NRE Spin-off, respectively. In addition, NorthStar Realty’s equity interest in RXR Realty LLC (“RXR Realty”) and Aerium Group is structured so that the Company is entitled to the portion of distributable cash flow from each investment in excess of the $10 million minimum annual base amount.

(2)
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

(3)	After giving effect to NorthStar Realty’s reverse stock split in October 2015 and the NRE Spin-off.

(4)	The Company began earnings fees on November 1, 2015 from NorthStar Europe.
Payment of Costs and Expenses and Expense Allocation
The NorthStar Listed Companies are each responsible for all of their direct costs and expenses and will reimburse the Company for costs and expenses incurred by the Company on their behalf. In addition, the Company may allocate indirect costs to the NorthStar Listed Companies related to employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the applicable NorthStar Listed Company’s management agreements with the Company (the “G&A Allocation”). The Company’s management agreements with the NorthStar Listed Companies each provide that the amount of the G&A Allocation will not exceed the following: (i) 20.0% of the combined total of: (a) the NorthStar Listed Companies’ general and administrative expenses as reported in their consolidated financial statements excluding (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to the Company under the terms of the applicable management agreement and (4) any allocation of expenses from the Company to the NorthStar Listed Companies (“NorthStar Listed Companies’ G&A”); and (b) the Company’s general and administrative expenses as reported in its consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any of the Managed Companies; less (ii) the NorthStar Listed Companies’ G&A. The G&A Allocation may include the applicable NorthStar Listed Company’s allocable share of the Company’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing such NorthStar Listed Company’s affairs, based upon the percentage of time devoted by such personnel to such NorthStar Listed Company’s affairs. The G&A Allocation may also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses which may be allocated based on various methodologies, such as weighted average employee count or the percentage of time devoted by personnel to such NorthStar Listed Companies’ affairs. In addition, each NorthStar Listed Company will pay directly or reimburse the Company for an allocable portion of any severance paid pursuant to any employment, consulting or similar service agreements in effect between the Company and any of its executives, employees or other service providers. Such amounts are recorded net in general and administrative expense in the consolidated statements of operations.

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
For the three months ended March 31, 2016 and 2015, the Company allocated $0.3 million and $2.0 million of costs to NorthStar Listed Companies, respectively.
Retail Companies
The following table presents a summary of the fee arrangements with the current Retail Companies, which registration statements have been declared effective: NorthStar Real Estate Income Trust, Inc. (“NorthStar Income”); NorthStar Healthcare Income, Inc. (“NorthStar Healthcare”); NorthStar Real Estate Income II, Inc. (“NorthStar Income II”); NorthStar/RXR New York Metro Real Estate, Inc. (“NorthStar/RXR New York Metro”); NorthStar Corporate Income Fund (“NorthStar Corporate Fund”) and NorthStar Real Estate Capital Income Fund (“NorthStar Capital Fund”):

	NorthStar	NorthStar	NorthStar	NorthStar/RXR	NorthStar	NorthStar
	Income	Healthcare	Income II	New York Metro(9)	Corporate Fund(15)	Capital Fund(20)
Offering amount(1)	$1.2 billion	$2.1 billion	$1.65 billion(10)	$2.0 billion(11)	$3.2 billion(16)	$3.2 billion(16)
Total capital raised through May 5, 2016(2)	$1.2 billion	$1.8 billion(8)	$991.2 million	$2.2 million(12)	$2.2 million(17)	$2.2 million(20)
Total investments as of March 31, 2016	$1.8 billion	$3.4 billion	$1.3 billion	N/A	N/A	N/A
Primary strategy	CRE Debt	Healthcare Equity and Debt	CRE Debt	New York Metro Area CRE Equity and Debt	Middle Market Non-Real Estate Business Loans and Securities	CRE Debt and Equity
Primary offering period	Completed July 2013	Completed January 2016(8)	Ends November 2016(10)	Ends February 2018(13)	Ends March 2019(14)	Ends March 2019(14)
Asset Management and Other Fees:
Asset management fees	1.25% of assets(3)	1.00% of assets(3)	1.25% of assets(3)	1.25% of assets(3)	2.0% of average gross assets(19)	2.0% of average gross assets(19)
Acquisition fees(4)	1.00% of investments	2.25% for real estate properties 1.00% of other investments	1.00% of investments	2.25% for real estate properties 1.00% of other investments	N/A	N/A
Disposition fees(5)	1.00% of sales price	2.00% for real estate properties 1.00% of sales price for debt investments	1.00% of sales price	2.00% for real estate properties 1.00% of sales price for debt investments	N/A	N/A
Incentive payments	15.00% of net cash flows after an 8.00% return(6)	15.00% of net cash flows after a 6.75% return(6)(7)	15.00% of net cash flows after a 7.00% return(6)	15.00% of net cash flows after a 6.00% return	(18)	(18)
________________

(1)	Represents amount of shares registered to offer pursuant to each Retail Company’s public offering, distribution reinvestment plan and follow-on public offering.

(2)	Includes capital raised through distribution reinvestment plans.

(3)
Assets represent principal amount funded or allocated for debt investments originated or acquired and the cost of all other investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or the proportionate share thereof in the case of an investment made in a joint venture).

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4)
Calculated based on the amount funded or allocated by the Retail Companies to originate or acquire investments, including acquisition expenses and any financing attributable to such investments (or the proportionate share thereof in the case of an equity investment made through a joint venture).

(5)	Calculated based on contractual sales price of each investment sold.

(6)
The Company is entitled to receive distributions equal to 15% of net cash flow of the respective Retail Company, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus the respective cumulative, non-compounded annual pre-tax return (as noted in the table above) on such invested capital.

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

(10)
In October 2015, NorthStar Income II’s amended registration statement to offer an additional class of common shares went effective with the SEC. In April 2016, NorthStar Income II’s board of directors approved the filing of a registration statement for a follow-on public offering of up to $200.0 million in shares of additional common stock, consisting of up to $150.0 million in shares for a primary offering and up to $50.0 million in shares pursuant to a distribution reinvestment plan. This registration statement has not been declared effective yet by the SEC. In accordance with SEC rules and upon the filing of the follow-on registration statement, the offering was extended to November 2016.

(11)
In November 2015, NorthStar/RXR New York Metro’s amended registration statement to offer an additional class of common shares related to its $2.0 billion public offering was declared effective by the SEC.

(12)
In December 2015, NorthStar Realty and RXR Realty satisfied NorthStar/RXR New York Metro’s minimum offering amount through the purchase of 0.2 million shares of NorthStar/RXR New York common stock for $2.0 million in the aggregate. NorthStar/RXR New York Metro began raising capital in the second quarter 2016.

(13)	Primary offering period is scheduled to end in February 2017. Extended offering period shown is subject to approval by the board of directors of NorthStar/RXR New York Metro.

(14)	Offering period subject to extension as determined by the board of directors of each Retail Company.

(15)
NorthStar Corporate Fund engaged OZ Institutional Credit Management LP (“OZ Credit Management”), an affiliate of Och-Ziff Capital Management Group, LLC (“Och-Ziff”), an alternative asset manager, to serve as its sub-advisor to manage investments and oversee operations. Any asset management and other fees paid by NorthStar Corporate Fund will be shared between the Company and OZ Credit Management, as co-sponsors.

(16)	Offering is for two feeder funds in a master feeder structure.

(17)
In January 2016, NorthStar Realty and affiliates of Och-Ziff purchased 0.2 million shares for an aggregate $2.0 million of seed capital of NorthStar Corporate Fund. The Company expects to begin raising capital in 2016. In addition, affiliates of NSAM and Och-Ziff each purchased shares in NorthStar Corporate for $0.1 million. Such amount is recorded in other assets.

(18)	Calculated based on 100% of the net investment income before such incentive fee when such hurdle rate exceeds 7.00% but less than 8.75% plus 20% when such amount is equal to or in excess 8.75%.

(19)	Calculated excluding cash and cash equivalents.

(20)
In March 2016, NorthStar Realty purchased 0.2 million shares for $2.0 million. In May 2016, NorthStar Capital Fund was declared effective by the SEC. The Company expects to begin raising capital in 2016. In addition, affiliates of NSAM purchased shares in NorthStar Capital Fund for $0.2 million.

The following table presents a summary of asset management and other fees earned by the Company from the current Retail Companies which are effective and investing capital (dollar in thousands):

	Three Months Ended March 31,
	2016				2015
	NorthStar Income	NorthStar Healthcare	NorthStar Income II	Total	NorthStar Income	NorthStar Healthcare	NorthStar Income II	Total

Asset management fees	$5,350	$7,465	$4,619	$17,434	$6,365	$2,715	$1,708	$10,788
Acquisition fees	1,980	12,163	632	14,775	—	250	819	1,069
Disposition fees	1,308	—	630	1,938	1,016	—	255	1,271
Total	$8,638	$19,628	$5,881	$34,147	$7,381	$2,965	$2,782	$13,128
Pursuant to each of the advisory agreements with the current Retail Companies, the Company may determine, in its sole discretion, to defer or waive, in whole or in part, certain asset management and other fees incurred. In considering whether to defer or waive any such fees, the Company evaluates the specific facts and circumstances surrounding the incurrence of a particular fee and makes the decision on a case by case basis.
In addition to the Retail Companies described above, NorthStar Corporate Investment, Inc. (“NorthStar Corporate Investment”) confidentially submitted an amended registration statement on Form N-2 to the SEC in June 2015. NorthStar Corporate Investment seeks to raise up to $1.0 billion in a public offering of common stock. NorthStar Corporate Investment is structured as a non-diversified, closed-end management investment company that intends to elect to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940. NorthStar Corporate Investment intends to invest in senior and subordinate loans to middle-market companies. NorthStar Corporate Investment intends to engage OZ Credit Management, an affiliate of Och-Ziff, an alternative asset manager, to serve as their sub-advisor to manage investments and oversee operations. Any asset

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

management and other fees paid by NorthStar Corporate Investment will be shared between the Company and OZ Credit Management, as co-sponsors.
Distribution Support
NorthStar Realty committed to invest up to $10.0 million in each of the Retail Companies that are in their offering stage. In addition, pursuant to the management agreement between the Company and NorthStar Realty, NorthStar Realty will commit up to $10.0 million for distribution support in the event that the Retail Companies’ distributions to stockholders exceed certain measures of operating performance, in any Retail Company that the Company may sponsor, up to a total of five new companies per year.
The distribution support agreement related to NorthStar/RXR New York Metro is an obligation of both NorthStar Realty and RXR Realty, where each agreed to purchase up to an aggregate of $10.0 million in Class A common stock during the two-year period following commencement of the offering, with NorthStar Realty and RXR Realty agreeing to purchase 75% and 25% of any shares purchased, respectively. As of March 31, 2016, NorthStar Realty and RXR Realty purchased 0.2 million shares of NorthStar/RXR New York Metro common stock for $2.0 million in the aggregate.
The distribution support agreement related to NorthStar Corporate Fund is an obligation of both NorthStar Realty and Och-Ziff, where each agreed to purchase up to an aggregate of $10.0 million in common stock during the two-year period following commencement of the offering, with NorthStar Realty and Och-Ziff agreeing to equally purchase any shares. As of March 31, 2016, NorthStar Realty and Och-Ziff purchased 0.2 million shares of NorthStar Corporate Fund common stock for $2.0 million in the aggregate.
The distribution support agreement related to NorthStar Capital Fund is an obligation of NorthStar Realty to purchase up to $10.0 million in common stock during the two-year period following commencement of the offering. As of March 31, 2016, NorthStar Realty purchased 0.2 million shares of NorthStar Capital Fund common stock for $2.0 million.
Payment of Costs and Expenses and Expense Allocation
In addition, the Company is entitled to certain expense allocations for costs paid on behalf of its Retail Companies which include: (i) reimbursement for organization and offering costs such as professional fees and other costs associated with the formation and offering of the Retail Company; and (ii) reimbursement for direct and indirect operating costs such as certain salaries, equity-based compensation and professional and other costs such as rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses associated with managing the operations of the Retail Company. Such amounts are recorded net in general and administrative expense in the consolidated statements of operations.
The following table presents a summary of the expense arrangements with the current Retail Companies, which are effective:

	NorthStar Income	NorthStar Healthcare	NorthStar Income II	NorthStar/RXR New York Metro	NorthStar Corporate Fund	NorthStar Capital Fund
Organization and offering costs(1)	$11.0 million(2)	$11.9 million(2)	$15.0 million, or 1.0% of the proceeds expected to be raised from the offering(4)	$30.0 million, or 1.5% of the proceeds expected to be raised from the offering(4)	$29.0 million, or 1.0% of the proceeds expected to be raised from the offering(4)	$29.0 million, or 1.0% of the proceeds expected to be raised from the offering(4)
Operating costs(3)	Greater of 2.0% of its average invested assets or 25.0% of its net income (net of 1.25% asset management fee)	Greater of 2.0% of its average invested assets or 25.0% of its net income (net of 1.00% asset management fee)	Greater of 2.0% of its average invested assets or 25.0% of its net income (net of 1.25% asset management fee)	Greater of 2.0% of its average invested assets or 25.0% of its net income (net of 1.25% asset management fee)	Administrative expenses reimbursable, subject to certain restrictions	Administrative expenses reimbursable, subject to certain restrictions
 __________________

(1)
Represents reimbursement for organization and offering costs paid on behalf of the Retail Companies in connection with their respective offerings. The Company is facilitating the payment of organization and offering costs on behalf of the Retail Companies. The Company records these costs in receivables on its consolidated balance sheets until repaid. The Retail Companies record these costs as either advisory fees, related parties on their consolidated statements of operations or as a cost of capital in their consolidated statements of equity.

(2)	Represents the total expense allocation for organization and offering costs through the end of the offering period in July 2013 for NorthStar Income and January 2016 for NorthStar Healthcare.

(3)
Calculated based on the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of each Retail Company’s average invested assets; or (ii) 25.0% of each Retail Company’s net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period.

(4)	Excludes shares being offered pursuant to distribution reinvestment plans.
For the three months ended March 31, 2016 and 2015, the Company allocated $9.3 million and $9.1 million of expense related to the Retail Companies, respectively.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Townsend
Townsend generated management, advisory and incentive fees of approximately $12.1 million from the Townsend Acquisition Date through March 31, 2016. The Company was also entitled to $1.8 million of management and other fees from January 14, 2016 to the Townsend Acquisition Date, which was recorded net of operating expenses in other income.
Certain contracts contain provisions to reimburse Townsend for expenses incurred on behalf of the client. A majority of the reimbursement relates to legal due diligence and investment advisory team travel expenses generated on behalf of the client. For the period from the Townsend Acquisition Date through March 31, 2016, the Company recorded $0.7 million in both other income and other expenses related to such reimbursements.
Receivables, net
The following table presents receivables on the consolidated balance sheets as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31,	December 31,
	2016 (unaudited)	2015
NorthStar Listed Companies:
Base management fees	$50,028	$49,769
Other receivables	250	4,298
Subtotal NorthStar Listed Companies(1)	50,278	54,067
Retail Companies:
Fees	630	446
Other receivables	37,920	39,296
Subtotal Retail Companies(2)	38,550	39,742
Townsend fees(3)	18,606	—
Total(4)	$107,434	$93,809
_____________________

(1)	The Company began earning fees on November 1, 2015 from NorthStar Europe.

(2)
As of March 31, 2016 and December 31, 2015, the Company had unreimbursed costs from the Retail Companies of $28.7 million and $33.7 million, respectively, recorded as receivables, net on the consolidated balance sheets.

(3)	The Company began earning fees on the Townsend Acquisition Date.

(4)	Subsequent to March 31, 2016, the Company received $55.2 million from the Managed Companies and Townsend.
Selling Commission and Dealer Manager Fees and Commission Expense
Selling commission and dealer manager fees represent fees earned for selling equity in the Retail Companies through NorthStar Securities. The Retail Companies offer various share class structures which have a range of selling commissions and dealer manager fees generally as follows:

•	Class A shares: selling commissions of up to 7% of gross offering proceeds raised and dealer manager fee of up to 3% of gross offering proceeds raised.

•	Class T shares: selling commissions of up to 2% of gross offering proceeds raised and dealer manager fee of up to 2.75% of gross offering proceeds raised.
A portion of the dealer manager fees may be reallowed to participating broker-dealers and paid to certain employees of NorthStar Securities. The Company is currently introducing additional share classes to the Retail Companies that will differ from the Class A and Class T shares describe above.
Commission expense represents fees to participating broker-dealers with whom we have selling agreements to raise capital for our Retail Companies and commissions to employees of NorthStar Securities.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes selling commission and dealer manager fees, commission expense and net commission income for the three months ended March 31, 2016 and 2015 (dollar in thousands):

	Three Months Ended March 31,
	2016	2015
Selling commission and dealer manager fees	$6,371	$29,923
Commission expense(1)	5,945	27,695
Net commission income(2)	$426	$2,228
________________________

(1)	Includes selling commission expense to NorthStar Securities employees. For the three months ended March 31, 2016 and 2015, the Company paid $1.0 million and $3.4 million, respectively.

(2)	Excludes direct expenses of NorthStar Securities.
Other
A subsidiary of the Company is a rated special servicer by Standard & Poor’s and Fitch Ratings and receives special servicing fees for services related to certain securitization transactions. For the three months ended March 31, 2016 and 2015, the Company earned $0.1 million and $0.4 million of special servicing fees, respectively.

4.	Investments in Unconsolidated Ventures
The Company may account for investments in unconsolidated ventures using the equity method, at fair value or the cost method.
Indirect investments
The following table summarizes the Company’s investments in unconsolidated ventures which are accounted for under the equity method as of March 31, 2016 and December 31, 2015 and the related equity in earnings (losses) for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Acquisition Date	Ownership Interest	March 31, 2016(4)	December 31, 2015
Investment
AHI Interest(1)	Dec-14	43%	$40,961	$45,581
Distributed Finance(2)	Jun-14	50%	500	2,679
Island Interest(3)	Jan-15	45%	39,515	39,809
Total			$80,976	$88,069

	Three Months Ended March 31, 2016				Three Months Ended March 31, 2015
	Operating Income (Loss)	Amortization of Equity-Based Compensation	Depreciation and Amortization Expense	Equity in Earnings (Loss)	Operating Income (Loss)	Amortization of Equity-Based Compensation	Depreciation and Amortization Expense	Equity in Earnings (Loss)
Investment
AHI Interest	$218	$(1,061)	$(2,262)	$(3,105)	$1,610	$(1,022)	$(2,264)	$(1,676)
Distributed Finance(2)	(2,179)	—	—	(2,179)	(218)	—	—	(218)
Island Interest(5)	1,297	—	(443)	854	1,024	—	—	1,024
Total	$(664)	$(1,061)	$(2,705)	$(4,430)	$2,416	$(1,022)	$(2,264)	$(870)
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

(2)
The Company acquired an interest in Distributed Finance, a marketplace finance platform, for $4.0 million. In addition to earning a proportionate share of net income (loss), the Company will also earn a net 0.50% fee on any syndicated investments, a minimum base management fee of 1.0% and an incentive fee of 15.0% on contractually defined excess cash flows. In January 2016, the Company invested $1.0 million in Distributed Finance in the form of a convertible debt, which is recorded in other assets on the Company’s consolidated balance sheets. In the first quarter 2016, the Company recorded an impairment loss of $1.9 million. Distributed Finance is considered an unconsolidated VIE. The maximum exposure to loss is $1.5 million, which includes the carrying value of the investment and the convertible debt.

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

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4)	For the three months ended March 31, 2016, the Company received distributions of $2.5 million and $1.1 million related to the AHI Interest and Island Interest, respectively.

(5)	Includes from acquisition date on January 9, 2015 through March 31, 2015.
Townsend Funds
The following table summarizes the Townsend Funds, which are accounted for at fair value, as of March 31, 2016 and for the period from the Townsend Acquisition Date through March 31, 2016 (dollars in thousands):

As of March 31, 2016			Period from the Townsend Acquisition Date through March 31, 2016
Number of Funds(1)	Fair Value(2)	Unfunded Commitments(2)(3)	Income	Distributions(2)	Contributions
23	$20,146	$11,880	$—	$398	$2,838
_________________

(1)	Investments in closed-ended funds are not redeemable and investments in open-ended funds have semi-annual redemption options with 120 days advance notice.

(2)
The Company assumed an obligation to the sellers of Townsend, including certain Townsend employees, in which they are entitled to the value of the Townsend Funds at the Townsend Acquisition Date along with any income related to capital contributed prior to acquisition. The Company is obligated to fund all future contributions and is entitled to any income on such contributions subsequent to the Townsend Acquisition Date. As of March 31, 2016, the carrying amount of such liability is $17.7 million and is recorded in other liabilities. Distributions received for the quarter will be paid against the assumed obligation of $17.7 million to the sellers.

(3)	Subsequent to the Townsend Acquisition Date, the Company has commitments to co-invest approximately 1% of the total unfunded commitment in the Townsend Funds.

5.	Borrowings
Corporate Facilities
In January 2016, upon the closing of Townsend, the Company entered into a $500.0 million term loan (the “Term Loan”), less applicable original issue discounts and certain upfront fees, and used the proceeds to repay its outstanding revolving credit agreement of $100.0 million. The Term Loan bears interest at LIBOR, subject to a floor of 0.75%, plus 3.875% per year and matures on January 29, 2023. The Term Loan is guaranteed by the Company and certain domestic subsidiaries of the Company and secured by substantially all of the assets of the Company. In connection with the Term Loan, the Company obtained corporate issuer and issue credit ratings from S&P and Moody’s of BBB- and Ba2, respectively.
The Term Loan related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. As of March 31, 2016, the Company was in compliance with all of its financial covenants.

6.	Related Party Arrangements
NorthStar Realty
Investment Opportunities
Under the management agreement, NorthStar Realty agreed to make available to the Company for the benefit of the Managed Companies, including NorthStar Realty, all investment opportunities sourced by NorthStar Realty. The Company agreed to fairly allocate such opportunities among the Managed Companies, including NorthStar Realty, in accordance with an investment allocation policy. Pursuant to the management agreement, NorthStar Realty is entitled to fair and reasonable compensation for its services in connection with any loan origination opportunities sourced by it, which may include first mortgage loans, subordinate mortgage interests, mezzanine loans and preferred equity interests, in each case relating to commercial real estate. For the three months ended March 31, 2016, the Company incurred $0.2 million to NorthStar Realty for services in connection with loan origination opportunities.
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
Credit Agreement
In connection with the NSAM Spin-off, the Company entered into a revolving credit agreement with NorthStar Realty pursuant to which NorthStar Realty makes available to the Company, on an “as available basis,” up to $250.0 million of financing with a

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

maturity of June 30, 2019 at LIBOR plus 3.50%. The revolving credit facility is unsecured. The Company expects to use the proceeds for general corporate purposes, including potential future acquisitions. In addition, the Company may use the proceeds to acquire assets on behalf of the Managed Companies that the Company intends to allocate to such Managed Company but for which such Managed Company may not then have immediately available funds. The terms of the revolving credit facility contain various representations, warranties, covenants and conditions, including the condition that NorthStar Realty’s obligation to advance proceeds to the Company is dependent upon NorthStar Realty and its affiliates having at least $100.0 million of either unrestricted cash and cash equivalents or amounts available under committed lines of credit, after taking into account the amount the Company seeks to draw under the facility. As of March 31, 2016, the Company had no borrowings outstanding under the credit agreement.
NorthStar Realty Shares
In the fourth quarter 2015, the Company purchased 2.7 million shares of NorthStar Realty in the open market for $50.0 million (the “NorthStar Realty Shares”). For the three months ended March 31, 2016, the Company recorded an unrealized loss on the NorthStar Realty Shares of $10.6 million recorded in unrealized gain (loss) on investments and other and $1.1 million of dividend income recorded in other income on the consolidated statements of operations.
Recent Sales or Commitments to Sell to Retail Companies
During the first quarter 2016, NorthStar Realty entered into agreements to sell certain assets to the Retail Companies. The board of directors of each Retail Company, including all of the independent directors, approved of the respective transactions after considering, among other matters, third party pricing support.
Healthcare Strategic Joint Venture
In January 2014, the Company entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc., focused on expanding the Company’s healthcare business into a preeminent healthcare platform (“Healthcare Strategic Partnership”). In connection with the partnership, Mr. Flaherty oversees and seeks to grow both NorthStar Realty’s healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In connection with entering into the partnership, NorthStar Realty granted Mr. Flaherty certain RSUs, half of which became the Company’s RSUs as a result of NorthStar Realty’s reverse stock split and the NSAM Spin-off (refer to Note 8). The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% above certain hurdles for new and existing healthcare real estate investments held by NorthStar Realty and NorthStar Healthcare. The partnership will also be entitled to any incentive fees earned from NorthStar Healthcare or any future healthcare non-traded vehicles sponsored by the Company, NorthStar Realty or any affiliates, as well as future healthcare non-traded vehicles sponsored by AHI Ventures. For the three months ended March 31, 2016 and 2015, the Company did not earn incentive fees related to the Healthcare Strategic Partnership. On February 2, 2015, in connection with the completion of NorthStar Healthcare’s initial primary offering, the Company issued 20,305 RSUs to Mr. Flaherty. On December 17, 2015, in connection with the completion of NorthStar Healthcare’s follow-on public offering, the Company issued 139,473 RSUs to Mr. Flaherty. On January 19, 2016, the Company issued an additional 527 RSUs to Mr. Flaherty.
AHI Venture
In connection with the AHI Interest, AHI Ventures provides certain asset management, property management and other services to affiliates of the Company assisting in managing the current and future healthcare assets (excluding any joint venture assets) of NorthStar Realty and other Retail Companies, including the assets formerly owned by Griffin-American Healthcare REIT II, Inc. (“Griffin-American”) and its former operating partnership, Griffin-American Healthcare REIT II Holdings, LP (“Griffin-America OP portfolio”) and third party assets, representing $7.5 billion, of which $5.5 billion is owned by NorthStar Realty and NorthStar Healthcare. AHI Ventures receives a base management fee of $0.6 million per year plus 0.50% of the equity invested by NorthStar Realty in future healthcare assets (excluding assets in the Griffin-American OP portfolio and other joint ventures) that AHI Ventures may manage. AHI Ventures may also participate in the incentive fees earned by the Company and its affiliates with respect to new and existing healthcare real estate investments held by NorthStar Realty and NorthStar Healthcare, including the Griffin-American OP portfolio, any future healthcare non-traded vehicles sponsored by the Company, NorthStar Realty or any affiliates, as well as any future healthcare non-traded vehicles sponsored by AHI Ventures. AHI Ventures would also be entitled to additional base management fees should it manage assets on behalf of any other Managed Companies. AHI Ventures also intends to directly or indirectly sponsor, co-sponsor, form, register, market, advise, manage and/or operate investment vehicles that are intended to invest primarily in healthcare real estate assets. In addition, Mr. Flaherty acquired a 12.3% interest, as adjusted, in AHI Ventures. For the three months ended March 31, 2016, the Company incurred $0.4 million of base management fees to AHI, which is recorded in other expenses in the consolidated statements of operations. Also, AHI provides certain asset management, property management and other services to NorthStar Realty to assist in managing its properties. For the three months ended March 31, 2016 and 2015, NorthStar Realty incurred $1.3 million of property management fees to AHI.

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
Island Venture
Island is a leading, independent select service hotel management company that currently manages 160 hotel properties, representing $4.0 billion, of which 110 hotel properties totaling $2.2 billion, are owned by NorthStar Realty. Island provides certain asset management, property management and other services to NorthStar Realty to assist in managing its hotel properties. Island receives a base management fee of 2.5% to 3.0% of the current monthly revenue of the NorthStar Realty hotel properties it manages for NorthStar Realty. For the three months ended March 31, 2016 and the period from acquisition date (January 9, 2015) through March 31, 2015, NorthStar Realty incurred $4.1 million and $3.5 million, respectively, of base management and other fees to Island.
RXR Realty
In December 2013, NorthStar Realty entered into a strategic transaction with RXR Realty, the co-sponsor of NorthStar/RXR New York Metro. The investment in RXR Realty includes an approximate 27% equity interest. NorthStar Realty’s equity interest in RXR Realty is structured so that the Company is entitled to certain fees above a threshold in connection with RXR Realty’s investment management business (refer to Note 3).

7.	Fair Value
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following is a description of the valuation techniques used to measure fair value of assets and liabilities accounted for at fair value on a recurring basis and the general classification of these instruments pursuant to the fair value hierarchy.
Securities
As of March 31, 2016 and December 31, 2015, the Company’s securities are valued using quoted prices in an active market, and as such, are classified as Level 1 of the fair value hierarchy. As of March 31, 2016 and December 31, 2015, the fair value is $35.6 million and $46.2 million, respectively.
Townsend Funds
The fair value of the Townsend Funds are estimated by the Company’s proportionate share of net asset value provided by the underlying fund investment based on the most recent available information, which is generally on a one quarter lag. The Company

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

reviews the net asset value provided by the underlying fund investment managers on an ongoing basis and compares these values to the audited financial statements. As of March 31, 2016, the fair value is $20.1 million.
Convertible Debt Investment
As of March 31, 2016, the Company’s convertible debt investment to Distributed Finance is classified as an available-for-sale debt security and is recorded within other assets on the consolidated balance sheets. The debt investment is valued based on unobservable inputs and as such, is classified as Level 3 of the fair value hierarchy. As of March 31, 2016, the fair value is $1.0 million.
Fair Value of Financial Instruments
In addition to the above disclosures regarding financial assets or liabilities which are recorded at fair value, U.S. GAAP requires disclosure of fair value about all financial instruments. The following disclosure of estimated fair value of financial instruments was determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value. The fair value of other financial instruments such as receivables and payables is estimated to approximate their carrying value.
Disclosure about fair value of financial instruments is based on pertinent information available to management as of the reporting date. Although management is not aware of any factors that would significantly affect fair value, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
Term Loan
The Company uses term to maturity and LIBOR rates to estimate fair value. This fair value measurement is based on observable inputs and as such, is classified as Level 2 of the fair value hierarchy. As of March 31, 2016, the carrying value of the Term Loan is $469.2 million, which approximates fair value.

8.	Commitments and Contingencies
Litigation
The Company may be involved in various litigation matters arising in the ordinary course of its business. Although the Company is unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, the legal proceedings are not expected to have a material adverse effect on the Company’s financial position or results of operations.

9.	Equity-Based Compensation
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
In anticipation of the NSAM Spin-off, on April 3, 2014, the Company granted an aggregate of 6,230,529 RSUs to its executive officers pursuant to the NSAM Stock Plan. The RSUs vest over four years and are subject to the achievement of performance-based vesting conditions and continued employment. 40% of these RSUs are performance-based awards and were subject to the achievement of performance-based hurdles relating to CAD of the Company and NorthStar Realty and capital raising of the Retail Companies, as well as continued employment through December 31, 2017 (“Performance RSUs”). 30% of these RSUs are market-based awards and are subject to the achievement of performance-based hurdles relating to the Company’s absolute total stockholder return and continued employment over a four-year period ended April 2, 2018 (“Absolute RSUs”). The remaining 30% of these RSUs are market-based awards and are subject to the achievement of performance-based hurdles based on the Company’s total stockholder return relative to the Russell 2000 Index and continued employment over a four-year period ended April 2, 2018 (“Relative RSUs”). With respect to these grants, the grant date fair value for the Performance RSUs, Absolute RSUs and Relative RSUs was $17.01, $10.22 and $16.21 per RSU, respectively. The grant date fair value was determined using a risk-free interest rate of 1.48%. In May 2014, the Company also granted an aggregate of 1,303,621 of the Performance RSUs, Absolute RSUs and Relative RSUs (net of forfeitures occurring prior to March 31, 2016) with substantially similar terms as the RSUs granted to executives in April 2014 to certain employees pursuant to the NSAM Stock Plan. With respect to these grants, the grant date fair value for the Performance RSUs, Absolute RSUs and Relative RSUs was $16.80, $9.95 and $16.29 per RSU, respectively. The grant date fair value of the Absolute RSUs and Relative RSUs was determined using a risk-free interest rate of 1.29%. In December 2014, the Company determined that the performance hurdles relating to the Performance RSUs were met. On December 31, 2014, the Performance RSUs were settled in shares of the Company’s common stock, of which 25% were vested and the remainder (in the form of restricted stock) were subject to vesting in equal installments on December 31, 2015, 2016 and 2017, subject to continued employment. In connection with the vesting of these shares, on December 31, 2015 and 2014, the Company retired 370,943 and 392,157, respectively, of the vested shares of common stock to satisfy the minimum statutory tax withholding requirements. The common stock retired to satisfy the withholding amounts was recorded as a reduction to additional paid-in capital with an offsetting payable recorded in accounts payable and accrued expenses. On December 31, 2014, the Absolute RSUs and Relative RSUs related to the executives were settled in shares of performance common stock. Upon vesting pursuant to the terms of the Absolute RSUs and Relative RSUs, shares of performance common stock will automatically convert into shares of

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

common stock and the executive will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each share of performance common stock that vests) on or after the date the shares of performance common stock were initially issued.
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
Long-term bonuses for 2014 were paid in both Company and NorthStar Realty equity-based awards, subject to performance-based and time-based vesting conditions over the four-year performance period from January 1, 2014 through December 31, 2017. Approximately 31.65% of these long-term bonuses were subject to the achievement of performance-based hurdles relating to CAD of the Company and NorthStar Realty and capital raising of the Retail Companies in 2014 and were paid in shares of the Company’s common stock that were subject to vesting in equal installments on each of December 31, 2014, 2015, 2016 and 2017, subject to continued employment. 18.35% of these long-term bonuses are performance-based awards that were paid in shares of performance common stock that are subject to vesting based on the achievement of performance-based hurdles relating to the Company’s absolute total stockholder return and continued employment over a four-year period. The remaining approximately 50% of long-term bonuses are being paid by NorthStar Realty.
In connection with the long-term bonuses for 2014, the Company determined that the performance hurdles for the approximately 31.65% of the long-term bonuses to be paid in shares of the Company’s common stock were met. On December 31, 2014, the Company paid this portion of the long-term bonus by issuing 795,107 shares of common stock, of which 25% vested immediately and the remainder (in the form of restricted stock) was subject to vesting in equal installments on December 31, 2015, 2016 and 2017, subject to continued employment. In connection with the vesting of these shares, on December 31, 2015 and 2014, the Company retired 100,455 and 108,198, respectively, of the vested shares of common stock to satisfy the minimum statutory withholding requirements. In connection with the remainder of the long-term bonus to be paid by the Company, in February 2015, the Company issued an aggregate of 474,842 shares of performance common stock to executives, which are subject to vesting based on the Company’s absolute total stockholder return and continued employment over the four-year period ending December 31, 2017. With respect to these grants, the grant date fair value was $21.16 per share, which was determined using a risk-free interest rate of 1.00%. Upon vesting, these shares of performance common stock will automatically convert into shares of common stock and the executives will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each share of performance common stock that vests) on or after January 1, 2015. In February 2015, the Company also granted 611,411 shares of common stock, net of forfeitures occurring prior to March 31, 2016, to certain non-executive employees, subject to time based vesting conditions through January 29, 2018.
In the first quarter 2015, the Company’s compensation committee established bonus pools, awarded bonus pool percentages and established the performance goals, vesting requirements and other terms and conditions applicable to bonuses for 2015 under the NSAM Bonus Plan. Long-term bonuses for 2015 were paid in equity-based awards of the Company, NorthStar Realty and NorthStar Europe, subject to performance-based and time-based vesting conditions over the four-year performance period from January 1, 2015 through December 31, 2018. In February 2016, 31.65% of these long-term bonuses were paid by the Company by issuing 1,719,545 restricted shares of common stock to the Company’s executive officers, of which 25% were vested upon grant and the remainder is subject to vesting in equal installments on December 31, 2016, 2017 and 2018, subject to the recipient’s continued employment through the applicable vesting dates. The issuance of these restricted shares was subject to the achievement of performance-based hurdles relating to CAD of the Company, NorthStar Realty and NorthStar Europe or capital raising of the Retail Companies in 2015. In connection with the issuance of these shares, in February 2016, the Company retired 226,745 of the vested shares of common stock to satisfy the minimum statutory withholding requirements. In addition, in February 2016, 18.35% of these long-term bonuses are performance-based awards that were paid by the Company by issuing 996,957 shares of performance common stock to the Company’s executive officers, which are subject to vesting based on the Company’s absolute total stockholder return, CAD and continued employment over the four-year period ending December 31, 2018. With respect to

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

these grants, the grant date fair value was $3.43 per share, which was determined using a risk-free interest rate of 0.88%. Upon vesting, these shares of performance common stock will automatically convert into shares of common stock and the executives will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each share of performance common stock that vests) on or after January 1, 2015. In February 2016, the Company granted 838,879 (net of forfeitures occurring prior to March 31, 2016) restricted shares of common stock to certain of its non-executive employees, with substantially similar terms to the executive awards subject to time-based vesting conditions. The remaining approximately 50% of long-term bonuses paid to executives and non-executive employees are being paid by NorthStar Realty and NorthStar Europe.
NorthStar Realty Equity Plans
In connection with the NSAM Spin-off, the Company issued the following related to the NorthStar Realty Equity Plans that remain outstanding as of March 31, 2016: 1,563 shares of restricted stock, net of forfeitures, which remain subject to vesting; 1,126,296 LTIP Units, net of forfeitures and conversions, of which 303,145 remain subject to vesting; and 500,371 RSUs related to executives only, which remain subject to vesting based on performance and continued employment. On December 31, 2014, the performance hurdle for an incremental 762,898 of RSUs was met pursuant to NorthStar Realty’s bonus plan for 2011. To settle these RSUs, on January 1, 2015 the Company issued 49,149 shares of common stock, net of the minimum statutory tax withholding requirements and the Company issued 665,747 Deferred LTIP Units, which subsequently settled to LTIP Units with the creation of the Operating Partnership on March 13, 2015.
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
AHI
On December 8, 2014, the Company acquired an interest in AHI for $37.5 million in cash and $20.0 million of common stock, representing 956,462 shares. In connection with this acquisition, the Company required the seller to subject one-half of these shares to forfeiture conditions that lapse based on the continued service to AHI of its three principals, with forfeiture conditions with respect to 50% of these shares lapsing two years after the closing date of the Company’s acquisition and the remaining 50% lapsing five years after the closing date. As a result of this vesting arrangement, $10.0 million of common stock (or 478,231 shares) subject to this arrangement is treated as a contingent consideration arrangement tied to continued employment of the AHI principals as an incentive to remain as employees of AHI. As such, this contingent consideration arrangement is accounted for separately as a compensatory arrangement with amortization of such equity award being recorded by the Company through equity in earnings. The AHI principals are also entitled to incremental grants of the Company’s common stock subject to certain conditions being met pursuant to a separate contractual arrangement entered into in connection with the Company’s AHI investment. For the three months ended March 31, 2016, no incremental awards were issued.
In March 2016, the Company issued approximately 94,000 shares to employees of AHI in settlement of the commitment to contribute $1.0 million in shares related to equity incentives and will contribute $1.0 million in shares in March 2017 related to the year ended 2016.

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
Summary
As of March 31, 2016, an aggregate of 30,072,659 shares of the Company’s common stock were reserved for the issuance of awards under the 2014 NSAM Plan, subject to equitable adjustment upon the occurrence of certain corporate events, provided that this number automatically increases each January 1st by 2% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31st.
Equity-based compensation expense for the three months ended March 31, 2016 and 2015 represents the Company’s equity-based compensation expense following the NSAM Spin-off.
The following table presents equity-based compensation expense for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Time-Based Awards		Performance-Based Awards		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015	2016	2015
NSAM spin grants(1)	$2,022	$3,809	$3,715	$3,679	$5,737	$7,488
NSAM bonus plan	8,167	1,735	1,000	338	9,167	2,073
NorthStar Realty bonus plan(2)	1,278	2,970	591	956	1,869	3,926
Townsend grants	234	—	—	—	234	—
Dividends to non-employees	126	131	—	—	126	131
Total	$11,827	$8,645	$5,306	$4,973	$17,133	$13,618
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
The following table presents activity related to the issuance, vesting and forfeitures of restricted stock and LTIP Units. The balance as of March 31, 2016 represents LTIP Units whether vested or not that are outstanding and unvested shares of restricted stock (grants in thousands):

	Three Months Ended March 31, 2016
	Restricted Stock(1)		LTIP Units	Total Grants	Weighted Average Grant Price
December 31, 2015	3,268		1,792	5,060	$22.02
New grants	2,573		—	2,573	10.85
Townsend grants	658		—	658	11.00
Vesting of restricted stock	(680)	(2)	—	(680)	13.79
Forfeited or canceled grants	(18)		—	(18)	17.45
March 31, 2016	5,801		1,792	7,593	$18.03
___________________

(1)	Represents restricted stock included in common stock.

(2)	Includes 0.4 million shares of restricted stock that vested and 0.3 million shares of restricted stock that were retired to satisfy minimum statutory withholding requirements.
As of March 31, 2016, equity-based compensation expense to be recognized over the remaining vesting period through December 2020 is $112.1 million, provided there are no forfeitures.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10.	Stockholders’ Equity
Performance Common Stock
The Company is currently authorized to issue 1.6 billion shares of capital stock, of which 500 million shares are designated as performance common stock, par value $.01 per share. In connection with the performance-based component of the 2014 long-term bonus to be paid by the Company, in February 2015, the Company issued an aggregate of 474,842 shares of performance common stock to executives. In connection with the performance-based component of the 2015 long-term bonus paid by the Company, in February 2016, the Company issued an aggregate of 996,957 shares of performance common stock to executives.
Share Repurchase
In April 2015, the Company’s board of directors authorized the repurchase of up to $400 million of its outstanding common stock. In May 2016, the Company’s board of directors extended the authorization for an additional year. The authorization expires in April 2017, unless otherwise extended by the Company’s board of directors. As of December 31, 2015, the Company repurchased 7.8 million shares of its common stock for approximately $105.2 million.
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
At its election, the Company can exercise the purchased call option on a cash basis, share basis or a net share basis. Upon exercise, the net value of the consideration is identical and can range from zero to approximately $40.0 million, depending upon the market price per share of the Company’s common stock at the time. In the event there is an early unwind of one or more components of the Call Spread, the amount of cash to be received by the Company will depend upon the Company’s market price of the Company’s common stock and the remaining term of the Call Spread. The number of shares and the strike prices are subject to customary adjustments.
Earnings Per Share
Basic and diluted earnings per share and the average number of common shares outstanding were calculated using the number of common stock outstanding. The Company presents common shares issued in connection with the NSAM Spin-off as if it had been outstanding for all periods presented, similar to a stock split. The following table presents EPS for the three months ended March 31, 2016 and 2015 (dollars and shares in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income (loss) attributable to NorthStar Asset Management Group Inc. common stockholders	$17,573	$21,768
Less: Earnings (loss) allocated to unvested participating securities	(997)	(856)
Numerator for basic income (loss) per share	16,576	20,912
Add: Undistributed earnings allocated to participating nonvested shares	—	85
Less: Undistributed earnings reallocated to participating nonvested shares	—	(59)
Net income (loss) attributable to LTIP Units non-controlling interests	176	202
Numerator for diluted income (loss) per share	$16,752	$21,140

Denominator:
Weighted average number of shares of common stock	183,029	189,541
Incremental diluted shares	1,792	4,221
Weighted average number of diluted shares(1)	184,821	193,762
Earnings (loss) per share:
Basic	$0.09	$0.11
Diluted	$0.09	$0.11

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

11.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate LTIP Units held by limited partners (the “Unit Holders”) in the Operating Partnership. Net income (loss) attributable to the non-controlling interest is based on the weighted average Unit Holders’ ownership percentage of the Operating Partnership for the respective period. The issuance of additional common stock or LTIP Units changes the percentage ownership of both the Unit Holders and the Company. Since an LTIP Unit is generally redeemable for cash or common stock at the option of the Company, it is deemed to be equivalent to common stock. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and non-controlling interests on the accompanying consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership. On a quarterly basis, the carrying value of such non-controlling interest is allocated based on the number of LTIP Units held by Unit Holders in total in proportion to the number of LTIP Units in total plus the number of shares of common stock. In connection with the formation of the Operating Partnership, the Company recorded a non-controlling interest of $4.4 million related to LTIP Units. As of March 31, 2016, 1,792,183 LTIP units were outstanding, representing a 1.0% ownership and non-controlling interest in the Operating Partnership. Income attributable to the Operating Partnership non-controlling interest for the three months ended March 31, 2016 was $0.2 million.
Redeemable Non-Controlling Interests
Townsend is a consolidated majority-owned subsidiary of the Company. Certain members of Townsend management own interests in Townsend in the form of Class B units where the holders have the ability to require the Company to purchase a certain percentage of such units annually beginning December 31, 2016 through December 31, 2020 with settlement in: (i) cash; (ii) the Company’s common stock; or (iii) a combination of cash and the Company’s common stock, subject to certain conditions. Such interest is considered redeemable non-controlling interest and net income (loss) attributable to such interest is based on the member’s ownership percentage of Townsend for the respective period.
The following table presents a summary of changes in the redeemable non-controlling interests from the Townsend Acquisition Date through March 31, 2016 (dollars in thousands):

Beginning balance	$—
Contribution	75,202
Distribution	(1,476)
Net income (loss)	1,033
Ending balance	$74,759

12.	Income Taxes
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
For the three months ended March 31, 2016 and 2015, the Company incurred $2.5 million and $7.9 million of income tax expense, respectively, which is based on a full year estimated effective tax rate of approximately 11.0% and 27.0%, respectively. The Company operates internationally and domestically through multiple operating subsidiaries. Each of the jurisdictions in which the Company operates has its own tax law and tax rate and the tax rate outside the United States may be lower than the U.S. federal statutory income tax rate.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

13.	Segment Reporting
The Company conducts its business through the following five segments, which are based on how management reviews and manages NSAM:

•
NorthStar Listed Companies - Provides asset management and other services on a fee basis by managing the day-to-day activities of the NorthStar Listed Companies. The Company began earning fees from NorthStar Realty on July 1, 2014 and NorthStar Europe on November 1, 2015.

•	Retail Companies - Provides asset management and other services on a fee basis by managing the day-to-day activities of the Retail Companies.

•	Broker-dealer - Raises capital in the retail market through NorthStar Securities and earn dealer manager fees from the Retail Companies.

•
Direct Investments - Invests in strategic partnerships and joint ventures with third-parties, either consolidated or unconsolidated, with expertise in commercial real estate or other sectors and markets, where the Company benefits from the fee stream and potential incentive fee. Direct investments currently represent the Company’s investment in Townsend and unconsolidated interests such as AHI and Island.

•
Corporate/Other - Includes corporate level general and administrative expenses, as well as special servicing on a fee basis in connection with certain securitization transactions. In addition, includes opportunistic investments, such as the Company’s recent purchase of NorthStar Realty’s common stock.

The following tables present segment reporting for the three months ended March 31, 2016 and 2015 (dollars in thousands):

Statement of Operations:
Three Months Ended March 31, 2016	NorthStar Listed Companies	Retail Companies	Broker Dealer(1)	Direct Investments(4)	Corporate/Other		Total
Asset management and other fees	$50,028	$34,147	$—	$12,105	$—		$96,280
Selling commission and dealer manager fees, related parties	—	—	6,371	—	—		6,371
Commission expense	—	—	5,945	—	—		5,945
Interest expense	—	—	—	—	5,164		5,164
Salaries and related expense	—	—	1,740	5,510	13,208		20,458
Equity-based compensation expense	—	—	600	234	16,299		17,133
Other general and administrative expenses	—	—	2,118	391	7,311		9,820
Equity in earnings (losses) of unconsolidated ventures(2)	—	—	—	(4,430)	—		(4,430)
Income tax benefit (expense)	—	—	—	—	(2,472)		(2,472)
Net income (loss)	50,028	34,147	(4,294)	1,087	(62,186)	(3)	18,782
_______________

(1)	Direct general and administrative expenses incurred by the broker dealer.

(2)
For the three months ended March 31, 2016, the Company recognized in equity in losses, operating income of $1.2 million, which excludes $1.1 million of equity-based compensation expense, $1.9 million impairment loss and $2.7 million of depreciation and amortization expense.

(3)	Includes $10.6 million of unrealized loss.

(4)
The Company began earning fees and incurring expenses from the acquisition of Townsend on the Townsend Acquisition Date. The Company was also entitled to $1.8 million of management and other fees from January 14, 2016 to the Townsend Acquisition Date, which was recorded net of operating expense in other income.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of Operations:
Three Months Ended March 31, 2015	NorthStar Listed Companies(1)	Retail Companies	Broker Dealer(2)	Direct Investments	Corporate/Other	Total
Asset management and other fees	$48,251	$13,128	$—	$—	$—	$61,379
Selling commission and dealer manager fees, related parties	—	—	29,923	—	—	29,923
Commission expense	—	—	27,695	—	—	27,695
Salaries and related expense	—	—	2,237	—	9,908	12,145
Equity-based compensation expense	—	—	—	—	13,618	13,618
Other general and administrative expenses	—	—	1,915	—	4,190	6,105
Equity in earnings (losses) of unconsolidated ventures(3)	—	—	—	(870)	—	(870)
Income tax benefit (expense)	—	—	—	—	(7,938)	(7,938)
Net income (loss)	48,251	13,128	(1,965)	(870)	(36,574)	21,970
_______________

(1)	The Company began earning fees on November 1, 2015 from NorthStar Europe (refer to Note 3).

(2)	Direct general and administrative expenses incurred by the broker dealer.

(3)
For the three months ended March 31, 2015, the Company recognized in equity in losses, operating income of $2.4 million, which excludes $1.0 million of equity-based compensation expense and $2.3 million of depreciation and amortization expense.

Total Assets	NorthStar Listed Companies(1)	Retail Companies(1)	Broker Dealer	Direct Investments	Corporate/Other	Total
March 31, 2016	$51,421	$51,622	$7,743	$601,440	$86,934	$799,160
December 31, 2015	50,924	66,246	16,470	88,069	153,112	374,821
_______________

(1)	Primarily represents receivables from related parties as of March 31, 2016. Subsequent to March 31, 2016, the Company received $55.2 million of reimbursements from the Managed Companies and Townsend.

14.	Subsequent Events
Dividends
On May 4, 2016, the Company declared a dividend of $0.10 per share of common stock. The common stock dividend will be paid on May 20, 2016 to stockholders of record as of the close of business on May 16, 2016.

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
Introduction
We are a global asset management firm focused on strategically managing real estate and other investment platforms in the United States and internationally. We commenced operations on July 1, 2014 upon the spin-off by NorthStar Realty Finance Corp., or NorthStar Realty, of its asset management business into a separate publicly-traded company, NorthStar Asset Management Group Inc. (NYSE:NSAM), a Delaware corporation, or the NSAM Spin-off. The NSAM Spin-off was in the form of a tax-free distribution to NorthStar Realty’s common stockholders where each NorthStar Realty common stockholder received shares of our common stock on a one-for-one basis. At the same time, NorthStar Realty became externally managed by our affiliate through a management contract with an initial term of 20 years. NorthStar Realty continues to operate its commercial real estate, or CRE, debt origination business. Most of NorthStar Realty’s employees at the time of the NSAM Spin-off became our employees.
We have a substantial business raising and managing capital in the retail marketplace accessing a variety of pools of capital and through various vehicles that include real estate investment trusts, or REITs, closed-end funds and others that we may form in the future. We earn various fees from managing this capital and we refer to this platform as our Retail Business. Certain of our affiliates also manage NorthStar Realty’s previously sponsored non-traded companies which raise money through the retail market, as well as any new non-traded company and any future sponsored company, referred to as our Retail Companies and together with NorthStar Realty, referred to as our Managed Companies.
On October 31, 2015, NorthStar Realty completed the spin-off of its European real estate business, or the NRE Spin-off, into a separate publicly-traded REIT, NorthStar Realty Europe Corp., or NorthStar Europe. We manage NorthStar Europe pursuant to a long-term management agreement, on substantially similar terms as our management agreement with NorthStar Realty.
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
We earn asset management and other fees, directly or indirectly, pursuant to management and other contracts and direct investments. In addition, we own NorthStar Securities, LLC, or NorthStar Securities, a captive broker-dealer platform registered with the U.S. Securities and Exchange Commission, or SEC, which raises capital in the retail market for our Retail Companies.
As of March 31, 2016, adjusted for sales, acquisitions and commitments to sell or acquire investments by our Managed Companies and Townsend Holdings LLC, or Townsend, we had $35 billion of assets under management. In addition, inception to date, we invested $100 million in direct investments in entities that manage $10 billion, including assets held by our Managed Companies, across a variety of asset classes. We may also make opportunistic investments that take advantage of market dynamics, such as our recent purchases of NorthStar Realty common stock.
Townsend Acquisition
On January 29, 2016, or the Townsend Acquisition Date, we acquired an approximate 84% interest in Townsend, a leading global provider of investment management and advisory services focused on real assets. Founded in 1983, Townsend is the manager or advisor to approximately $175 billion of real assets as of March 31, 2016. Townsend’s management team owns the remainder of the business and continues to direct day-to-day operations, subject to the oversight and direction of its board of directors which is controlled by NSAM. We acquired the interest in Townsend for approximately $383 million, net of post-closing adjustments. In connection with the acquisition, we obtained a $500 million term loan, which was used to fund the transaction, repay in full the amount outstanding under our revolving credit agreement and for general corporate purposes, including repurchases of our common stock.
Strategic Opportunities
In January 2016, our board of directors announced that it had engaged Goldman Sachs to assist us in exploring strategic alternatives to maximize shareholder value. Our board of directors subsequently announced the formation of a special committee to continue the strategic alternatives process. The special committee engaged Evercore Partners Inc. as a financial advisor. In addition, in May 2016, we, Colony Capital, Inc., or Colony Capital, and NorthStar Realty announced that we entered into exclusive discussions regarding a tri-party business combination. There is no assurance that this exploration, including our discussions with Colony Capital and NorthStar Realty, will result in any definitive agreement or transaction being announced or consummated.

Summary of Business
Our primary business lines are as follows:

•
NorthStar Listed Companies - Provides asset management and other services on a fee basis by managing the day-to-day activities of our NorthStar Listed Companies. We began earning fees from NorthStar Realty on July 1, 2014 and NorthStar Europe on November 1, 2015.

•	Retail Companies - Provides asset management and other services on a fee basis by managing the day-to-day activities of our Retail Companies.

•	Broker-dealer - Raises capital in the retail market through NorthStar Securities and earn dealer manager fees from our Retail Companies.

•
Direct Investments - Invests in strategic partnerships and joint ventures with third-parties, either consolidated or unconsolidated, with expertise in commercial real estate or other sectors and markets, where we benefit from the fee stream and potential incentive fee or promote. Direct investments currently represents our investment in Townsend and unconsolidated interests such as in American Healthcare Investors LLC, or AHI, Island Hospitality Group Inc., or Island and Distributed Finance Corporation, or Distributed Finance.

•
Corporate/Other - Includes corporate level general and administrative expenses, as well as special servicing on a fee basis in connection with certain securitization transactions. In addition, includes opportunistic investments, such as our recent purchase of NorthStar Realty’s common stock.

Our Business
Our primary business objective is to provide asset management and other services by managing our NorthStar Listed Companies and our Retail Companies, both in the United States and internationally. We earn asset management and other fees pursuant to management and other contracts and through our direct and indirect investments in strategic partnerships and joint ventures. Our growth will depend upon the ability of our NorthStar Listed Companies and our Retail Companies to grow by raising capital, which in turn is driven by their investment activities and overall performance. In addition, growth in our assets under management for our Retail Companies is impacted by the ability to raise capital in the retail market through NorthStar Securities. Our Managed Companies have historically invested in the CRE industry and have demonstrated the ability to invest and create value through multiple real estate cycles and changing market conditions. We expanded the scope of our asset management business beyond real estate by creating and managing additional types of investment vehicles that we expect will appeal to a broader retail investor base.
As we grow our business and expand into new asset classes and geographies, we have entered into strategic partnerships and joint ventures with third parties with expertise in commercial real estate or other sectors and markets to augment our business operations, while at the same time benefiting from fee streams generated by such strategic partnerships and joint ventures, including our investment in AHI and Island and our acquisition of Townsend.
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
Assets of our Managed Companies grew significantly over the past several years driven by our ability to raise capital for NorthStar Realty and our Retail Companies and in turn effectively deploy such capital. In addition, our assets under management have increased due to our recent acquisition of Townsend. Recently, our NorthStar Listed Companies have been constrained by their inability to access the capital markets due to current market conditions.

The following table presents the investments of our Managed Companies, Townsend and assets under management of our current and pending consolidated direct investments as of March 31, 2016 and December 31, 2015, adjusted for sales, acquisitions and commitments to sell or acquire investments by our Managed Companies and Townsend through May 5, 2016 (dollars in thousands):

	March 31, 2016(1)		December 31, 2015(1)
	Amount	Percentage	Amount	Percentage
NorthStar Listed Companies
NorthStar Realty(2)	$12,470,911	35.4%	$14,516,208	38.6%
NorthStar Europe	2,558,395	7.3%	2,507,494	6.7%
Subtotal NorthStar Listed Companies	15,029,306	42.7%	17,023,702	45.3%
Retail Companies
NorthStar Income	1,881,914	5.3%	1,821,540	4.8%
NorthStar Healthcare	3,376,787	9.6%	3,367,896	9.0%
NorthStar Income II	1,287,002	3.7%	1,547,184	4.1%
Subtotal Retail Companies	6,545,703	18.6%	6,736,620	17.9%
Subtotal Managed Companies	21,575,009	61.3%	23,760,322	63.2%
Consolidated direct investments
Townsend(3)	13,658,200	38.7%	13,821,160	36.8%
Total	$35,233,209	100.0%	$37,581,482	100.0%
__________________

(1)	Based on investments reported by each Managed Company, except for NorthStar Realty, which excludes NorthStar Healthcare’s proportionate interest in certain healthcare joint ventures.

(2)	Represents a pro forma adjusted for sales and commitments to sell through May 5, 2016.

(3)
On January 29, 2016, we acquired Townsend for $383 million, net of post closing adjustments, with financing from a third party. As of March 31, 2016, Townsend is also the advisor to approximately $162 billion of real assets.

We have also invested in indirect investments through strategic partnerships and joint ventures. The following table presents the assets under management of our investments in unconsolidated ventures as of March 31, 2016 (dollars in millions):

	Assets Under Management(1)	Primary Business	Ownership Interest
AHI(2)	$2,151	Healthcare real estate management	43%
Island(3)	2,157	Select service hotels management	45%
Distributed Finance(4)	—	Marketplace finance platform	50%
Total	$4,308
_________________

(1)	Excludes NorthStar Realty and NorthStar Healthcare’s proportionate interest in assets managed by such partner.

(2)	In December 2014, we acquired an interest in AHI for $58 million, consisting of $38 million in cash and $20 million of our common stock, or the AHI Interest.

(3)	In January 2015, we acquired an interest in Island for $38 million, consisting of $33 million in cash and $5 million of our common stock, or the Island Interest.

(4)
In June 2014, we acquired an interest in Distributed Finance for $4 million. In January 2016, we invested an additional $1 million in Distributed Finance in the form of convertible debt. In the first quarter 2016, we recorded an impairment loss of $1.9 million.

In connection with these investments, we earn fees and may be entitled to certain incentive fees. In addition, AHI and Island provide certain asset management, property management and other services to our Managed Companies, either directly or indirectly through us, to assist in managing the current and future assets of our Managed Companies.
Asset management and other fees earned from our Managed Companies and Townsend are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
NorthStar Listed Companies(1)	$50,028	$48,251
Retail Companies	34,147	13,128
Townsend(2)	12,105	—
Total	$96,280	$61,379
_________________

(1)	We began earning fees on November 1, 2015 from NorthStar Europe.

(2)
We began earning fees on the Townsend Acquisition Date. We were also entitled to $1.8 million of management and other fees from January 14, 2016 to the Townsend Acquisition Date, which was recorded net of operating expenses in other income.

NorthStar Listed Companies
We provide asset management and other services on a fee basis to our NorthStar Listed Companies.

•
NorthStar Realty - NorthStar Realty is a diversified commercial real estate company with 85% of its total assets invested in real estate, of which 78% is invested in direct real estate investments including healthcare, hotel, manufactured housing, net lease, multifamily and multi-tenant office properties. NorthStar Realty invests in multiple asset classes across CRE that it expects will generate attractive risk-adjusted returns and may take the form of acquiring real estate, originating or acquiring senior or subordinate loans, as well as pursuing opportunistic CRE investments. NorthStar Realty has grown its business by raising capital and deploying such capital effectively. In 2015, NorthStar Realty issued aggregate capital of $1.3 billion from the issuance of common equity.

•
NorthStar Europe - On October 31, 2015, NorthStar Realty completed the NRE Spin-off. NorthStar Europe is a newly-formed European focused commercial real estate company with predominately prime office properties in key cities within Germany, the United Kingdom and France. NorthStar Europe seeks provide stockholders with stable and recurring cash flow supplemented by capital growth over time.

Recently, our NorthStar Listed Companies have been constrained by their inability to access the capital markets.
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
The following table presents a summary of the fee arrangements and amounts earned from our NorthStar Listed Companies:

	NorthStar Realty	NorthStar Europe
Commencement date	July 1, 2014	November 1, 2015
Current in place annual base management fee(1)	$186 million	$14 million
Incentive fee hurdle to CAD per share(2)
15%	Excess of $0.68 and up to $0.78(3)	Excess of $0.30 and up to $0.36
25%	Excess of $0.78(3)	Excess of $0.36
Base management fee
Three months ended March 31, 2016	$46.5 million	$3.5 million
Three months ended March 31, 2015(4)	$45.3 million	—
Incentive fee
Three months ended March 31, 2016	—	—
Three months ended March 31, 2015(4)	$2.9 million	—
___________

(1)
The base management fee will increase by an amount equal to 1.5% per annum of the sum of: the cumulative net proceeds of all future common equity and preferred equity issued, equity issued in exchange or conversion of exchangeable senior notes or stock-settlable notes based on the stock price at the date of issuance and any other issuances of common equity, preferred equity or other forms of equity, including but not limited to limited partnership interests in the NorthStar Realty or NorthStar Europe operating partnerships, which are structured as profits interests, or LTIP Units (excluding units issued to the parent company equity-based compensation, but including issuances related to an acquisition, investment, joint venture or partnership) by our NorthStar Listed Companies and cumulative cash available for distribution, or CAD, of our NorthStar Listed Companies, in excess of cumulative distributions paid on common stock, LTIP units or other equity awards beginning the first full calendar quarter after the NSAM Spin-off and NRE Spin-off, respectively. In addition, NorthStar Realty’s equity interest in RXR Realty LLC, or RXR Realty, and Aerium Group is structured so that we are entitled to the portion of distributable cash flow from each investment in excess of the $10 million minimum annual base amount.

(2)
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

(3)	After giving effect to NorthStar Realty’s reverse stock split in October 2015 and the NRE Spin-off.

(4)	We began earning fees on November 1, 2015 from NorthStar Europe.
Additional NorthStar Listed Companies’ Management Agreement Terms

•	20-year initial term, which automatically renews for additional 20-year terms each anniversary thereafter unless earlier terminated for “cause.”

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

•
Our management agreements with NorthStar Realty and NorthStar Europe provide that in the event of a change of control or other event that could be deemed an assignment by us of the management agreement, NorthStar Realty and NorthStar Europe, respectively, will consider such assignment in good faith and not unreasonably withhold, condition or delay its consent.  The management agreements further provide that NorthStar Realty and NorthStar Europe, respectively, anticipate consent would be granted for an assignment or deemed assignment to a party with expertise in commercial real estate and over $10 billion of assets under management.  The management agreements also provide that, notwithstanding anything in the agreement to the contrary, to the maximum extent permitted by applicable law, rules and regulations, in connection with any merger, sale of all or substantially all of the assets, change of control, reorganization, consolidation or any similar transaction of us, on the one hand, or NorthStar Realty or NorthStar Europe, on the other hand, directly or indirectly, the surviving entity will succeed to the terms of the management agreement.

Payment of Costs and Expenses and Expense Allocation
Our NorthStar Listed Companies are each responsible for all of their direct costs and expenses and will reimburse us for costs and expenses incurred by us on their behalf. In addition, we may allocate indirect costs to our NorthStar Listed Companies related to employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, our applicable NorthStar Listed Company’s management agreements with us, or the G&A Allocation. Our management agreements with our NorthStar Listed Companies each provide that the amount of the G&A Allocation will not exceed the following: (i) 20% of the combined total of: (a) our NorthStar Listed Companies’ general and administrative expenses as reported in their consolidated financial statements excluding (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to us under the terms of the applicable management agreement and (4) any allocation of expenses from us to our NorthStar Listed Companies, or our NorthStar Listed Companies’ G&A; and (b) our general and administrative expenses as reported in our consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any of our Managed Companies; less (ii) our NorthStar Listed Companies’ G&A. The G&A Allocation may include our applicable NorthStar Listed Company’s allocable share of our compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing such NorthStar Listed Company’s affairs, based upon the percentage of time devoted by such personnel to such NorthStar Listed Company’s affairs. The G&A Allocation may also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses which may be allocated based on various methodologies, such as weighted average employee count or the percentage of time devoted by personnel to such NorthStar Listed Companies’ affairs. In addition, each NorthStar Listed Company will pay directly or reimburse us for an allocable portion of any severance paid pursuant to any employment, consulting or similar service agreements in effect between us and any of our executives, employees or other service providers. For the three months ended March 31, 2016, we allocated $0.3 million of costs to NorthStar Listed Companies. Such amount is recorded net of general and administrative expense in the consolidated statements of operations.
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

Retail Companies
We raise or seek to raise capital for our Retail Companies through NorthStar Securities. The following table presents a summary of the fee arrangements with our current Retail Companies, which are effective:

	NorthStar	NorthStar	NorthStar	NorthStar/RXR	NorthStar	NorthStar
	Income	Healthcare	Income II	New York Metro(9)	Corporate Fund(15)	Capital Fund(20)
Offering amount(1)	$1.2 billion	$2.1 billion	$1.65 billion(10)	$2.0 billion(11)	$3.2 billion(16)	$3.2 billion(16)
Total capital raised through May 5, 2016(2)	$1.2 billion	$1.8 billion(8)	$991.2 million	$2.2 million(12)	$2.2 million(17)	$2.2 million(20)
Total investments as of March 31, 2016	$1.8 billion	$3.4 billion	$1.3 billion	N/A	N/A	N/A
Primary strategy	CRE Debt	Healthcare Equity and Debt	CRE Debt	New York Metro Area CRE Equity and Debt	Middle Market Non-Real Estate Business Loans and Securities	CRE Debt and Equity
Primary offering period	Completed July 2013	Completed January 2016(8)	Ends November 2016(10)	Ends February 2018(13)	Ends March 2019(14)	Ends March 2019(14)
Asset Management and Other Fees:
Asset management fees	1.25% of assets(3)	1.00% of assets(3)	1.25% of assets(3)	1.25% of assets(3)	2.0% of average gross assets(19)	2.0% of average gross assets(19)
Acquisition fees(4)	1.00% of investments	2.25% for real estate properties 1.00% of other investments	1.00% of investments	2.25% for real estate properties 1.00% of other investments	N/A	N/A
Disposition fees(5)	1.00% of sales price	2.00% for real estate properties 1.00% of sales price for debt investments	1.00% of sales price	2.00% for real estate properties 1.00% of sales price for debt investments	N/A	N/A
Incentive payments	15.00% of net cash flows after an 8.00% return(6)	15.00% of net cash flows after a 6.75% return(6)(7)	15.00% of net cash flows after a 7.00% return(6)	15.00% of net cash flows after a 6.00% return	(18)	(18)
________________

(1)	Represents amount of shares registered to offer pursuant to each Retail Company’s public offering, distribution reinvestment plan and follow-on public offering.

(2)	Includes capital raised through distribution reinvestment plans.

(3)
Assets represent principal amount funded or allocated for debt investments originated or acquired and the cost of all other investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or the proportionate share thereof in the case of an investment made in a joint venture).

(4)
Calculated based on the amount funded or allocated by the Retail Companies to originate or acquire investments, including acquisition expenses and any financing attributable to such investments (or the proportionate share thereof in the case of an equity investment made through a joint venture).

(5)	Calculated based on contractual sales price of each investment sold.

(6)
We are entitled to receive distributions equal to 15% of net cash flow of the respective Retail Company, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus the respective cumulative, non-compounded annual pre-tax return (as noted in the table above) on such invested capital.

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

(10)
In October 2015, NorthStar Income II’s amended registration statement to offer an additional class of common shares went effective with the SEC. In April 2016, NorthStar Income II’s board of directors approved the filing of a registration statement for a follow-on public offering of up to $200.0 million in shares of additional common stock, consisting of up to $150.0 million in shares for a primary offering and up to $50.0 million in shares pursuant to a follow-on distribution reinvestment plan. This registration statement has not yet been declared effective by the SEC. In accordance with SEC rules and upon the filing of the follow-on registration statement, the offering was extended to November 2016.

(11)
In November 2015, NorthStar/RXR New York Metro’s amended registration statement to offer an additional class of common shares related to its $2.0 billion public offering was declared effective by the SEC.

(12)
In December 2015, NorthStar Realty and RXR Realty satisfied NorthStar/RXR New York Metro’s minimum offering amount through the purchase of 0.2 million shares of NorthStar/RXR New York common stock for $2.0 million in the aggregate. NorthStar/RXR New York Metro began raising capital in the second quarter 2016.

(13)	Primary offering period is scheduled to end in February 2017. Extended offering period shown is subject to approval by the board of directors of NorthStar/RXR New York Metro.

(14)	Offering period subject to extension as determined by the board of directors of each Retail Company.

(15)
NorthStar Corporate Fund engaged OZ Institutional Credit Management LP, or OZ Credit Management, an affiliate of Och-Ziff Capital Management Group, LLC, or Och-Ziff, an alternative asset manager, to serve as its sub-advisor to manage investments and oversee operations. Any asset management and other fees paid by NorthStar Corporate Fund will be shared between the Company and OZ Credit Management, as co-sponsors.

(16)	Offering is for two feeder funds in a master feeder structure.

(17)
In January 2016, NorthStar Realty and affiliates of Och-Ziff purchased 0.2 million shares for an aggregate $2.0 million of seed capital of NorthStar Corporate Fund. We expect to begin raising capital in 2016. In addition, affiliates of NSAM and Och-Ziff purchased shares in NorthStar Corporate for an aggregate $0.1 million. Such amount is recorded in other assets.

(18)	Calculated based on 100% of the net investment income before such incentive fee when such hurdle rate exceeds 7.00% but less than 8.75% plus 20% when such amount is equal to or in excess 8.75%.

(19)	Calculated excluding cash and cash equivalents.

(20)
In March 2016, NorthStar Realty purchased 0.2 million shares for $2.0 million. In May 2016, NorthStar Capital Fund was declared effective by the SEC. We expect to begin raising capital in 2016. In addition, affiliates of NSAM purchased shares in NorthStar Capital Fund for $0.2 million. Such amount is recorded in other assets.

The following table presents a summary of asset management and other fees we earned from our current Retail Companies which are effective and investing capital (dollar in thousands):

	Three Months Ended March 31,
	2016				2015
	NorthStar Income	NorthStar Healthcare	NorthStar Income II	Total	NorthStar Income	NorthStar Healthcare	NorthStar Income II	Total

Asset management fees	$5,350	$7,465	$4,619	$17,434	$6,365	$2,715	$1,708	$10,788
Acquisition fees	1,980	12,163	632	14,775	—	250	819	1,069
Disposition fees	1,308	—	630	1,938	1,016	—	255	1,271
Total	$8,638	$19,628	$5,881	$34,147	$7,381	$2,965	$2,782	$13,128
The following table presents a summary of our current Retail Companies which are effective and their capital raising activity for the three months ended March 31, 2016, year ended December 31, 2015 and from inception through May 5, 2016:

				Capital Raised (in thousands)(1)
				Three Months Ended		Year Ended		From inception through
	Primary Strategy	Offering Amount(1)	Offering Period	March 31, 2016		December 31, 2015		May 5, 2016
NorthStar Income	CRE Debt	$1.2 billion	Completed July 2013	$11,019		$43,783		$1,258,516
NorthStar Healthcare	Healthcare Equity and Debt	$2.1 billion	Completed January 2016	17,530		824,265		1,829,561
NorthStar Income II	CRE Debt	$1.65 billion	Ends November 2016	94,111		553,300		991,157
NorthStar/RXR New York Metro	New York Metro Area CRE Equity and Debt	$2.0 billion	Ends February 2018(3)	—		2,200	(5)	2,207
NorthStar Corporate Fund	Middle Market Non-real Estate Business Loans and Securities	$3.2 billion	Ends March 2019(4)	2,200	(6)	NA		2,200
NorthStar Capital Fund	CRE Debt and Equity	$3.2 billion	Ends March 2019(4)	2,200	(7)	NA		2,200
Total				$127,060		$1,423,548		$4,085,841
__________________

(1)	Represents amount of shares registered to offer pursuant to each Retail Company’s public offering, distribution reinvestment plan and follow-on public offering.

(2)	Includes capital raised through distribution reinvestment plans.

(3)	Primary offering period is scheduled to end in February 2017. Extended offering period shown is subject to approval by the board of directors of NorthStar/RXR New York Metro.

(4)	Offering period subject to extension as determined by the board of directors of each company.

(5)
In December 2015, NorthStar Realty and RXR Realty satisfied NorthStar/RXR New York Metro’s minimum offering amount through the purchase of 0.2 million shares of NorthStar/RXR New York Metro common stock for $2 million in the aggregate. NorthStar/RXR New York Metro began raising capital in the second quarter 2016.

(6)
In January 2016, the NorthStar Realty and affiliates of Och-Ziff purchased 0.2 million shares for an aggregate $2.0 million of seed capital of NorthStar Corporate Fund. We expect to begin raising capital in 2016.

(7)
In March 2016, NorthStar Realty purchased 0.2 million shares of NorthStar Capital Fund common stock for $2.0 million. In May 2016, NorthStar Capital Fund was declared effective by the SEC. We expect to begin raising capital in 2016.

In addition to the Retail Companies described above, NorthStar Corporate Investment, Inc., or NorthStar Corporate Investment, confidentially submitted an amended registration statement on Form N-2 to the SEC in June 2015. NorthStar Corporate Investment seeks to raise up to $1 billion in a public offering of common stock. NorthStar Corporate Investment is structured as a non-diversified, closed-end management investment company that intends to elect to be regulated as a business development company, or BDC, under the Investment Company Act of 1940. NorthStar Corporate Investment intends to invest in senior and subordinate loans to middle-market companies. NorthStar Corporate Investment intends to engage OZ Credit Management, an affiliate of Och-Ziff, an alternative asset manager, to serve as its sub-advisor to manage investments and oversee operations. Any asset management and other fees paid by NorthStar Corporate Investment will be shared between us and OZ Credit Management, as co-sponsors.
Distribution Support
NorthStar Realty committed to invest up to $10 million in each of our Retail Companies that are in their offering stage. In addition, pursuant to the management agreement between us and NorthStar Realty, NorthStar Realty will commit up to $10 million for distribution support in the event that the Retail Companies’ distributions to stockholders exceed certain measures of operating performance, in any Retail Company that we may sponsor, up to a total of five new companies per year.
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
The distribution support agreement related to NorthStar Corporate Fund is an obligation of both NorthStar Realty and Och-Ziff, where each agreed to purchase up to an aggregate of $10 million in common stock, of which $1 million was contributed by each as seed capital, during the two-year period following commencement of the offering, with NorthStar Realty and Och-Ziff agreeing to equally purchase any shares. As of March 31, 2016, NorthStar Realty and Och-Ziff purchased 0.2 million shares of NorthStar Corporate Fund common stock for $2 million in the aggregate.
The distribution support agreement related to NorthStar Capital Fund is an obligation of NorthStar Realty to purchase up to $10 million in common stock during the two-year period following commencement of the offering. As of March 31, 2016, NorthStar Realty purchased 0.2 million shares of NorthStar Capital Fund common stock for $2 million.
Payment of Costs and Expenses and Expense Allocation
In addition, we are entitled to certain expense allocations for costs paid on behalf of our Retail Companies which include: (i) reimbursement for organization and offering costs such as professional fees and other costs associated with the formation and offering of the Retail Company; and (ii) reimbursement for direct and indirect operating costs such as certain salaries, equity-based compensation and professional and other costs such as rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses associated with managing the operations of the Retail Company. For the three months ended March 31, 2016, we allocated $9.3 million of expense related to the Retail Companies. Such amount is recorded net of general and administrative expense in the consolidated statements of operations. The following table presents a summary of the expense arrangements with our current Retail Companies, which are effective:

	NorthStar Income	NorthStar Healthcare	NorthStar Income II	NorthStar/RXR New York Metro	NorthStar Corporate Fund	NorthStar Capital Fund
Organization and offering costs(1)	$11.0 million(2)	$11.9 million(2)	$15.0 million, or 1.0% of the proceeds expected to be raised from the offering(4)	$30.0 million, or 1.5% of the proceeds expected to be raised from the offering(4)	$29.0 million, or 1.0% of the proceeds expected to be raised from the offering(4)	$29.0 million, or 1.0% of the proceeds expected to be raised from the offering(4)
Operating costs(3)	Greater of 2.0% of its average invested assets or 25.0% of its net income (net of 1.25% asset management fee)	Greater of 2.0% of its average invested assets or 25.0% of its net income (net of 1.00% asset management fee)	Greater of 2.0% of its average invested assets or 25.0% of its net income (net of 1.25% asset management fee)	Greater of 2.0% of its average invested assets or 25.0% of its net income (net of 1.25% asset management fee)	Administrative expenses reimbursable subject to certain restrictions	Administrative expenses reimbursable subject to certain restrictions
 __________________

(1)
Represents reimbursement for organization and offering costs paid on behalf of our Retail Companies in connection with their respective offerings. We are facilitating the payment of organization and offering costs on behalf of our Retail Companies.

(2)	Represents the total expense allocation for organization and offering costs through the end of the offering period in July 2013 for NorthStar Income and January 2016 for NorthStar Healthcare.

(3)
Calculated based on the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of each Retail Company’s average invested assets; or (ii) 25.0% of each Retail Company’s net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period.

(4)	Excludes shares being offered pursuant to distribution reinvestment plans.

Townsend
Townsend generated management, advisory and incentive fees of approximately $12 million from the Townsend Acquisition Date through March 31, 2016. We were also entitled to $2 million of management and other fees from January 14, 2016 to the Townsend Acquisition Date, which was recorded net of operating expenses in other income.
Certain contracts contain provisions to reimburse Townsend for expenses incurred on behalf of the client. A majority of the reimbursement relates to legal due diligence and investment advisory team travel expenses generated on behalf of the client. For the period from the Townsend Acquisition Date through March 31, 2016, we recorded $0.7 million in both other income and other expenses related to such reimbursements.
Sources of Operating Revenues and Cash Flows
We primarily generate revenue from asset management and other fee income pursuant to contractual arrangements with our Managed Companies and effective January 29, 2016, we began generating revenue from asset management and other fee income from Townsend. We also generate revenue from commission income from selling equity in our Retail Companies. Additionally, we record equity in earnings and receive distributions from our investments in unconsolidated ventures.
Profitability and Performance Metrics
We calculate certain metrics to evaluate the profitability and performance of our business.

•	CAD is a non-GAAP measure that provides investors and management with a meaningful indicator of operating performance (refer to “Non-GAAP Financial Measure” for a description of this metric); and

•	Our ability to raise capital for our Managed Companies, which in turn grows the assets of our Managed Companies, is a driver of our ability to grow our fee income.

•	The ability of Townsend to expand its advisory client base and fund management business, which in turn grows our assets under management, is a driver of our ability to grow our fee income.
Outlook and Recent Trends
We and the assets of our Managed Companies are impacted by global, regional and local market and economic conditions. Although we have historically focused to date on real estate investment platforms and companies, we may determine in the future to expand the breadth of our business beyond this asset class. Historically, we have principally managed U.S. CRE assets but have more recently expanded internationally and consequently global markets and economic conditions will have an even greater impact on our business.
The U.S. economy has shown improvement in 2015 and into 2016 which prompted the Federal Reserve in December 2015 to raise the Federal Funds Rate for the first time in nine years. Despite this, concerns still remain regarding low inflation in the United States, a stronger U.S. dollar, volatility in the price of oil, slow global growth and international market volatility. Many other global central banks have been easing monetary conditions to combat their own low inflation and stagnant growth and it is unclear when or if the Federal Reserve will adjust the Federal Funds Rate further. Recently, concerns over the U.S. mortgage market and sustainability of continued growth in the real estate market in the United States have contributed to increased domestic economic uncertainty and the potential for a recessionary environment.
The European economy continues to steadily recover although regional disparities continue to persist. We believe that the European Central Bank’s recently expanded “quantitative easing” program and indication from its president that it could be expanded if necessary, along with historically low interest rates, the depreciation of the euro and lower energy prices has created a compelling long-term investment environment in Europe. As financial institutions continue to deleverage, we anticipate that there will be further opportunities to acquire portfolios and assets at attractive values that will be compelling on a long term basis.
Given market conditions at the end of 2015 and into 2016, our NorthStar Listed Companies have been constrained by their inability to access the capital markets. Following the NSAM Spin-off, our assets under management grew substantially in part because of the significant capital raising activity at NorthStar Realty. Recent volatility in the equity markets has diminished our NorthStar Listed Companies’ capital raising activity and this environment could continue for an extended period of time.
CRE fundamentals remain relatively healthy across U.S. property types. Robust investor demand in 2014 for commercial real estate increased transaction activity and prices as rent and vacancy fundamentals improved across most property sectors and continued to improve in 2015. Private capital investment remained aggressive during this time contributing to the growth in real estate values. However, property price appreciation has slowed and there is speculation that the markets may be in the later stage of the current real estate cycle leading to potentially falling values. One factor that may, among other factors, contribute to periodic volatility in the commercial real estate market is the large amount of maturing commercial real estate debt that may have difficulties being refinanced. It is currently estimated that approximately $1.4 trillion of commercial real estate debt in the United States will mature through 2018. While there appears to be a supply of available liquidity and the benefits from improved fundamentals in the commercial real estate market, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.
As an active asset manager of capital raised in the retail market, historically focusing on the non-traded sector, we are continually monitoring retail market fundamentals and trends and use the non-traded market as a proxy for our overall retail business. After showing resiliency during the economic downturn between 2007 and 2010, the non-traded REIT sector experienced strong growth peaking in 2013 with approximately $20 billion of equity capital raised, largely influenced by high volume of liquidity events due to favorable capital markets conditions. Non-traded REIT capital raising was down year over year by 20% in 2014 (with approximately $16 billion in equity raised) and 2015 sales were down 36% year over year compared to 2014. Despite this declining industry trend, we continued to gain market share with our non-traded REITs having a 7% market share in 2014 increasing to 13% in 2015 despite the overall decline in this market. We expect to continue to gain market share in the non-traded REIT market as well as the overall retail market as our institutional-quality sponsorship, rapidly broadening product line and innovative structures create opportunities to differentiate our platform, especially with the implementation of FINRA 15-02 related to Broker Dealer account statements and the U.S. Department of Labor’s recent proposal on a fiduciary standard for retirement accounts.
Due to our expertise, track record and industry relationships, we continue to see a robust pipeline of investment opportunities that have credit qualities and yield profiles that are consistent with our underwriting standards and that we believe offer the opportunity to meet or exceed our Managed Companies targeted risk/return profiles, thereby increasing our assets under management and fee income. We also believe the opportunity exists to accelerate our growth through accretive investments in third party asset managers. While we remain optimistic that we will continue to be able to generate and capitalize on an attractive pipeline of opportunities, there is no assurance that will be the case.
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
Critical Accounting Policies
Principles of Consolidation
Our consolidated financial statements include the accounts of NorthStar Asset Management Group Inc., NorthStar Asset Management Group Limited Partnership, or our Operating Partnership, and their consolidated subsidiaries. We consolidate variable interest entities, or VIEs, where we are the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by us. All significant intercompany balances are eliminated in consolidation.

Variable Interest Entities
A VIE, is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. We base the qualitative analysis on our review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity.
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
We may account for an investment in an unconsolidated entity at fair value by electing the fair value option. We may record the change in fair value for our share of the projected future cash flow or may follow the practical expedient of the net asset value of the underlying fund investment based on the most recent available information, which is generally on a one quarter lag. We will record the change from one period to another in equity in earnings (losses) from unconsolidated ventures in the consolidated statements of operations. Any change in fair value attributed to market related assumptions is considered unrealized gain (loss).
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
We review our investments in unconsolidated ventures for which we did not elect the fair value option on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value may be impaired or that its carrying value may not be recoverable. An investment is considered impaired if the projected net recoverable amount over the expected holding period is less than the carrying value. In conducting this review, we consider U.S. and global macroeconomic factors, including real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss is measured as the excess of the carrying value of the investment over the estimated fair value and recorded in equity in earnings (losses) of unconsolidated ventures in the consolidated statements of operations.
Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that could affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates and assumptions.
Business Combinations
We follow the purchase method for an acquisition of a business where the purchase price is allocated to tangible and intangible assets acquired based on estimated fair value. The excess of the fair value of purchase consideration over the fair value of these identifiable assets is recorded as goodwill. Such valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets. In addition, there are significant estimates in valuing other intangible assets including, but not limited to, customer relationships, acquired technology and trade names. Management’s estimate of fair value is based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ materially from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in earnings.
Intangible Assets
We record acquired identified intangibles, which includes intangible assets (such as goodwill and other intangibles), based on estimated fair value. Other intangible assets are amortized into depreciation and amortization expense on a straight-line basis over the estimated useful life.
Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination and is not amortized. We perform an annual impairment test for goodwill and evaluates the recoverability whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable. In making such assessment, qualitative factors are used to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the estimated fair value of the reporting unit is less than its carrying value, then an impairment loss is recorded.
Revenue Recognition
Asset Management and Other Fees
Asset management and other fees include base and incentive fees earned from NorthStar Listed Companies, acquisition, disposition and other fees earned from the Retail Companies and fees earned from clients and limited partners of Townsend. Asset management and other fees are recognized based on contractual terms specified in the underlying governing documents in the periods during which the related services are performed and the amounts have been contractually earned. Incentive fees and payments are recognized subject to the achievement of return hurdles in accordance with the respective terms set forth in the governing documents. Incentive fees that are subject to contingent repayment are not recognized as revenue until all related contingencies have been resolved.
Selling Commission and Dealer Manager Fees and Commission Expense
Selling commission and dealer manager fees represent income earned by us for selling equity in our Retail Companies through NorthStar Securities. Selling commission and dealer manager fees and commission expense are accrued on a trade date basis.
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
value measurement.
Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management determines the prices are representative of fair value through a review of available data, including observable inputs, recent transactions as well as our knowledge and experience of the market.
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
Foreign Currency
Assets and liabilities denominated in a foreign currency for which the functional currency is a foreign currency are translated using the currency exchange rate in effect at the end of the period presented and the results of operations for such entities are translated into U.S. dollars using the average currency exchange rate in effect during the period. The resulting foreign currency translation adjustment is recorded as a component of accumulated OCI in the consolidated statements of equity.
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
Comprehensive Income (Loss)
We report consolidated comprehensive income (loss) in a separate statement following the consolidated statements of operations. Comprehensive income (loss) is defined as a change in equity resulting from net income (loss) and OCI. The component OCI includes an adjustment for foreign currency translation.
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
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. We adopted this guidance in the first quarter 2016 and determined our Operating Partnership is considered a VIE. We are the primary beneficiary of the VIE, the VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and our partnership interest is considered a majority voting interest. As such, this standard did not have a material impact on the consolidated financial position or results of operations.
In May 2015, the FASB issued updated guidance that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and should be applied retrospectively to all periods presented. Early adoption is permitted. In the first quarter 2016, we adopted this guidance and, as a result, $20.1 million of Townsend Funds is not included in Level 3 within the fair value hierarchy as of March 31, 2016. We did not have any investments measured using net asset value as of December 31, 2015.
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
In March 2016, the FASB issued guidance which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment become qualified for equity method accounting. The update should be applied prospectively upon their effective date to increases in the level of ownership interests or degree of influence that results in the adoption of the equity method. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact, if any, that this guidance will have on our consolidated financial position, results of operations and financial statement disclosures.
In March 2016, the FASB issued guidance which amends several aspects of the accounting for equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We are evaluating the impact, if any, that this guidance will have on our consolidated financial position, results of operations and financial statement disclosures.

Results of Operations
Comparison of the Three Months Ended March 31, 2016 to March 31, 2015 (dollars in thousands):
The following table represents our results of operations for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	%
Revenues
Asset management and other fees	$96,280	$61,379	$34,901	56.9%
Selling commission and dealer manager fees, related parties	6,371	29,923	(23,552)	(78.7)%
Other income	3,779	400	3,379	844.8%
Total revenues	106,430	91,702	14,728	16.1%
Expenses
Commission expense	5,945	27,695	(21,750)	(78.5)%
Interest expense	5,164	—	5,164	100.0%
Transaction costs	7,319	302	7,017	2,323.5%
Other expenses	1,460	256	1,204	470.3%
General and administrative expenses
Salaries and related expense	20,458	12,145	8,313	68.4%
Equity-based compensation expense	17,133	13,618	3,515	25.8%
Other general and administrative expenses	9,820	6,105	3,715	60.9%
Total general and administrative expenses	47,411	31,868	15,543	48.8%
Depreciation and amortization	1,909	455	1,454	319.6%
Total expenses	69,208	60,576	8,632	14.2%
Unrealized gain (loss) on investments and other	(10,664)	(348)	(10,316)	2,964.4%
Realized gain (loss) on investments and other	(874)	—	(874)	100.0%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	25,684	30,778	(5,094)	(16.6)%
Equity in earnings (losses) of unconsolidated ventures	(4,430)	(870)	(3,560)	409.2%
Income (loss) before income tax benefit (expense)	21,254	29,908	(8,654)	(28.9)%
Income tax benefit (expense)	(2,472)	(7,938)	5,466	(68.9)%
Net income (loss)	$18,782	$21,970	$(3,188)	(14.5)%
Asset Management and Other Fees
Asset management and other fees are comprised of fees from our Managed Companies and Townsend summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
NorthStar Listed Companies:
Base fee	$50,028	$45,308
Incentive fee	—	2,943
Subtotal NorthStar Listed Companies(1)	50,028	48,251
Retail Companies:
Asset management fees	17,434	10,788	(2)
Acquisition fees	14,775	1,069	(3)
Disposition fees	1,938	1,271	(4)
Subtotal Retail Companies	34,147	13,128
Townsend(5)	12,105	—
Total	$96,280	$61,379
__________________

(1)	We began earning fees on November 1, 2015 from NorthStar Europe.

(2)	The increase was driven by the growth in assets of our Retail Companies. As of March 31, 2016 and 2015, our Retail Companies held aggregate assets of $6.7 billion and $5.5 billion, respectively.

(3)
The increase was due to more investment activity of our Retail Companies in the first quarter 2016 compared to the same period in 2015, with investment activity of $546.5 million at NorthStar Healthcare, $238.3 million at NorthStar Income and $114.4 million at NorthStar Income II.

(4)	The increase was driven by more repayments of debt investments from our Retail Companies for the first quarter 2016 compared to the same period in 2015.

(5)
We began earning fees on the Townsend Acquisition Date. We were also entitled to $2 million of management and other fees from from January 14, 2016 to the Townsend Acquisition Date, which was recorded net of operating expenses in other income.

Selling Commission and Dealer Manager Fees
We earn net commission income through NorthStar Securities for selling equity in our Retail Companies.
Selling commission and dealer manager fees represent fees earned for selling equity in our Retail Companies through NorthStar Securities. Our Retail Companies offer various share class structures which have a range of selling commissions and deal manager fees generally as follows:

•	Class A shares: selling commissions of up to 7% of gross offering proceeds raised and dealer manager fee of up to 3% of gross offering proceeds raised.

•	Class T shares: selling commissions of up to 2% of gross offering proceeds raised and dealer manager fee of up to 2.75% of gross offering proceeds raised.
A portion of the dealer manager fees may be reallowed to participating broker-dealers and paid to certain employees of NorthStar Securities. We are currently introducing additional share classes to our Retail Companies that will differ from the Class A and Class T shares describe above.
Selling commission and dealer manager fees decreased due to lower capital raising activity for the three months ended March 31, 2016 as compared to the same period in 2015 as NorthStar Healthcare completed its follow-on offering in January 2016.
The following table presents equity raised by our Retail Companies for the periods presented (dollars in thousands):

	Three Months Ended March 31,(1)
	2016	2015
NorthStar Income(2)	$11,019	$10,747
NorthStar Healthcare	17,530	138,507	(3)
NorthStar Income II	94,111	179,463	(4)(5)
NorthStar/RXR New York Metro	—	—	(6)
Total	$122,660	$328,717
_________________

(1)
Includes gross capital raised through distribution reinvestment plans of $34.9 million and $22.6 million for the three months ended March 31, 2016 and 2015, respectively, for which NorthStar Securities did not earn commission income.

(2)
NorthStar Income successfully completed its primary offering on July 1, 2013. Equity raised subsequent to the completion of the primary offering represents proceeds from NorthStar Income’s distribution reinvestment plan.

(3)
NorthStar Healthcare successfully completed its follow-on public offering on January 19, 2016. Equity raised during the first quarter 2016 primarily represents proceeds from NorthStar Healthcare’s distribution reinvestment plan.

(4)	Capital raising pace at NorthStar Income II accelerated in 2015 compared to 2016.

(5)
For the three months ended March 31, 2016, we raised gross offering proceeds of $44.2 million from the sale of Class A shares, $42.7 million from the sale of Class T shares and $7.2 million from shares issued as part of distribution reinvestment plans. For the three months ended March 31, 2015, we raised gross offering proceeds of $176.9 million from the sale of Class A shares and $2.6 million from shares issued as part of distribution reinvestment plans.

(6)
In December 2015, NorthStar Realty and RXR Realty satisfied NorthStar/RXR New York Metro’s minimum offering amount through the purchase of 0.2 million shares of NorthStar/RXR New York Metro common stock for $2 million in the aggregate. NorthStar/RXR New York Metro began raising capital during the second quarter 2016 and we expect the capital raise to accelerate in the short-term.

Other Income
Other income includes $1.0 million of dividend income earned from the NorthStar Realty Shares, $3.5 million of gross management and other fees that we were entitled to from January 14, 2016 to the Townsend Acquisition Date, which is recorded net of operating expenses of $1.8 million and $0.7 million of reimbursable expenses related to Townsend.
Expenses
Commission Expense
Commission expense represents fees to participating broker-dealers with whom we have selling agreements to raise capital for our Retail Companies and commissions to employees of NorthStar Securities. For the three months ended March 31, 2016 and 2015, we paid $1.0 million and $3.4 million, respectively, to NorthStar Securities employees. Commission income and expense both decreased due to lower capital raising activity for the three months ended March 31, 2016 as compared to the same period in 2015 as NorthStar Healthcare completed its follow-on offering in January 2016.
Interest Expense
Interest expense relates to our revolving credit agreement that we entered into in November 2015 which was repaid in January 2016 and our term loan that we entered into in January 2016, in our corporate segment.

Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments, dead deal costs and restructuring costs which are related to specific transactions. For the three months ended March 31, 2016, transaction costs of $7.0 million primarily related to the acquisition of Townsend in our direct investments segment. For the three months ended March 31, 2015, transaction costs represent costs associated with the restructure of our holding company to include an operating partnership.
Other Expenses
Other expenses increased primarily due to $0.7 million of reimbursable expenses and $0.2 million of placement agency fees related to Townsend and $0.4 million of base management fees we pay to AHI, all in our corporate segment.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level except as it relates to direct compensation expenses and other costs incurred at our broker-dealer, which is part of our broker-dealer segment and Townsend, which is part of our direct investments segment. In addition, the amount of general and administrative expenses reflects an offset from an allocation of costs of $9.3 million to our Retail Companies and $0.3 million to our NorthStar Listed Companies for the three months ended March 31, 2016.
General and administrative expenses increased $15.5 million attributable to increased salaries and related expenses of $8.3 million primarily due to the acquisition of Townsend and hiring additional employees for increased activity at our Managed Companies.
Equity-based compensation expense is comprised of (dollars in thousands):

	Time-Based Awards		Performance-Based Awards		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015	2016	2015
NSAM spin grants(1)	$2,022	$3,809	$3,715	$3,679	$5,737	$7,488
NSAM bonus plan	8,167	1,735	1,000	338	9,167	2,073
NorthStar Realty bonus plan(2)	1,278	2,970	591	956	1,869	3,926
Townsend grants	234	—	—	—	234	—
Grants to non-employees	126	131	—	—	126	131
Total	$11,827	$8,645	$5,306	$4,973	$17,133	$13,618
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
Other general and administrative expenses increased $3.7 million primarily due to the acquisition of Townsend and increased professional fees.
Unrealized Gain (Loss) on Investments and Other
Unrealized gain (loss) on investments and other is primarily related to the non-cash change in fair value for our investment in NorthStar Realty’s common stock.
Realized Gain (Loss) on Investments and Other
Realized gain (loss) on investments and other is primarily related to the write-off of deferred financing costs associated with the repayment of the revolving credit agreement.
Equity in earnings (losses) of unconsolidated ventures
The following table presents equity in earnings (losses) of unconsolidated ventures for the three month ended March 31, 2016 (dollars in thousands):

		Three Months Ended March 31, 2016				Three Months Ended March 31, 2015
		Operating Income (Loss)	Amortization of Equity-Based Compensation	Depreciation and Amortization Expense	Equity in Earnings (Loss)	Operating Income (Loss)	Amortization of Equity-Based Compensation	Depreciation and Amortization Expense	Equity in Earnings (Loss)
Investment	Acquisition Date
AHI Interest	Dec-14	$218	$(1,061)	$(2,262)	$(3,105)	$1,610	$(1,022)	$(2,264)	$(1,676)
Distributed Finance(1)	Jun-14	(2,179)	—	—	(2,179)	(218)	—	—	(218)
Island Interest	Jan-15	1,297	—	(443)	854	1,024	—	—	1,024
Total		$(664)	$(1,061)	$(2,705)	$(4,430)	$2,416	$(1,022)	$(2,264)	$(870)
__________________
(1)    In the first quarter 2016, we recorded an impairment loss of $1.9 million.
Income Tax Benefit (Expense)
The change is primarily due to the distribution of earnings between tax jurisdictions in 2016 compared to 2015, interest expense on the Term Loan and transaction costs related to the acquisition of Townsend.
Liquidity and Capital Resources
Our capital sources may include cash flow provided from operating activities, primarily from management and other fee income paid to us from our Managed Companies, as well as borrowings and the issuance of common stock. In connection with the NSAM Spin-off, we have available under a revolving credit agreement with NorthStar Realty up to $250 million of financing to us subject to certain conditions (refer to Related Party Arrangements). In January 2016, in connection with the Townsend acquisition, we entered into the $500 million term loan and used the proceeds to fund the transaction, repay the revolving credit agreement and for general corporate purposes. In connection with the term loan, we obtained corporate issuer and issue credit ratings from S&P and Moody’s of BBB- and Ba2, respectively. Our primary uses of liquidity include operating expenses, dividends, acquisitions of direct investments and repurchase of our common stock. On a quarterly basis, our board of directors determines an appropriate common stock dividend based upon numerous factors, including CAD, availability of existing cash balances, general economic conditions and economic conditions that more specifically impact our business or prospects. Future dividend levels are subject to adjustment based upon our evaluation of the factors described above, as well as other factors that our board of directors may, from time-to-time, deem relevant to consider when determining an appropriate common stock dividend.
In addition, in April 2015, our board of directors authorized the repurchase of up to $400 million of our outstanding common stock. The authorization expires in April 2016, unless otherwise extended by our board of directors. As of March 31, 2016, we repurchased 7.8 million shares of our common stock for $105 million, with $295 million remaining under the authorization.
We expect that our cash flow from operating activities and available financing will be sufficient to satisfy our liquidity needs. As of March 31, 2016, we had a receivable primarily from our Managed Companies and Townsend of $107 million, of which we received $55 million subsequent to March 31, 2016.
We currently believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs. Unrestricted cash as of May 5, 2016, was approximately $70 million, including $7 million in the United States and $63 million outside the United States.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Month Ended March 31,
Cash flow provided by (used in):	2016	2015
Operating activities	$5,914	$9,798
Investing activities	(382,698)	(33,081)
Financing activities	340,127	(31,945)
Effect of foreign exchange rate changes on cash	(1)	(348)
Net increase (decrease) in cash	$(36,658)	$(55,576)
Three Months Ended March 31, 2016 Compared to March 31, 2015
Net cash used in operating activities was $6 million for the three months ended March 31, 2016 compared to $10 million provided by operating activities for the three months ended March 31, 2015. The decrease was primarily due to the payment for accrued bonuses, transaction costs related to the acquisition of Townsend and the participating interest buyout.

Net cash used in investing activities was $383 million for the three months ended March 31, 2016 compared to $33 million for the three months ended March 31, 2015. The increase was due to the acquisition of Townsend in January 2016.
Net cash provided by financing activities was $340 million for the three months ended March 31, 2016 compared to $32 million used in financing activities for the three months ended March 31, 2015. Cash flow provided from financing activities for the three months ended March 31, 2016 was due to entering into the Term Loan, partially offset by the repayment of the credit facility of $100 million and $19 million for the payment of dividends. Cash flow used for financing activities for the three months ended March 31, 2015 was due to net cash payment on repurchase of shares related equity-based awards and tax withholding and $20 million for the payment of dividends.
Contractual Obligations and Commitments
As of March 31, 2016, we continue to be subject to the material contractual obligations and commitments referred to in our annual report Form 10-K for the year ended December 31, 2015, with the exception of the corporate Term Loan entered into in January 2016 and unfunded commitments to co-invest approximately 1% of the total unfunded commitment in the Townsend Funds, both in connection with the acquisition of Townsend. Refer to Note 5. “Borrowings” in Item 1. “Financial Statements” for a further discussion.
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
Credit Agreement
In connection with the NSAM Spin-off, we entered into a revolving credit agreement with NorthStar Realty pursuant to which NorthStar Realty makes available to us, on an “as available basis,” up to $250 million of financing with a maturity of June 30, 2019 at LIBOR plus 3.50%. The revolving credit facility is unsecured. We expect to use the proceeds for general corporate purposes, including potential future acquisitions. In addition, we may use the proceeds to acquire assets on behalf of our Managed Companies that we intend to allocate to such Managed Company but for which such Managed Company may not then have immediately available funds. The terms of the revolving credit facility contain various representations, warranties, covenants and conditions, including the condition that NorthStar Realty’s obligation to advance proceeds to us is dependent upon NorthStar Realty and its affiliates having at least $100 million of either unrestricted cash and cash equivalents or amounts available under committed lines of credit, after taking into account the amount we seek to draw under the facility. As of March 31, 2016, we had no borrowings outstanding under the credit agreement.
NorthStar Realty Shares
In the fourth quarter 2015, we purchased 2.7 million shares of NorthStar Realty in the open market for $50 million. For the three months ended March 31, 2016, we recorded an unrealized loss on the NorthStar Realty Shares of $10.6 million recorded in unrealized gain (loss) on investments and other and $1.1 million of dividend income recorded in other income on the consolidated statements of operations.

Recent Sales or Commitments to Sell to Retail Companies
During the first quarter 2016, NorthStar Realty entered into agreements to sell certain assets to our Retail Companies. The board of directors of each Retail Company, including all of the independent directors, approved of the respective transactions after considering, among other matters, third party pricing support.
Healthcare Strategic Joint Venture
In January 2014, we entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc., focused on expanding our healthcare business into a preeminent healthcare platform, or the Healthcare Strategic Partnership. In connection with the partnership, Mr. Flaherty oversees and seeks to grow both NorthStar Realty’s healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In connection with entering into the partnership, NorthStar Realty granted Mr. Flaherty certain restricted stock units, or RSUs, half of which became our RSUs as a result of NorthStar Realty’s reverse stock split and the NSAM Spin-off. The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% above certain hurdles for new and existing healthcare real estate investments held by NorthStar Realty and NorthStar Healthcare. The partnership will also be entitled to any incentive fees earned from NorthStar Healthcare or any future healthcare non-traded vehicles sponsored by us, NorthStar Realty or any affiliates, as well as future healthcare non-traded vehicles sponsored by AHI Ventures. For the three months ended March 31, 2016 and 2015, we did not earn incentive fees related to the Healthcare Strategic Partnership. On February 2, 2015, in connection with the completion of NorthStar Healthcare’s initial primary offering, we issued 20,305 RSUs to Mr. Flaherty. On December 17, 2015, in connection with the completion of NorthStar Healthcare’s follow-on public offering, we issued 139,473 RSUs to Mr. Flaherty. On January 19, 2016, the Company issued an additional 527 RSUs to Mr. Flaherty.
AHI Venture
In connection with our 43% interest in AHI, or AHI Interest, AHI Newco, LLC, or AHI Ventures, a direct wholly-owned subsidiary of AHI, provides certain asset management, property management and other services to our affiliates assisting in managing the current and future healthcare assets (excluding any joint venture assets) of NorthStar Realty and other Retail Companies, including the assets formerly owned by Griffin-American, and its former operating partnership, Griffin-American Healthcare REIT II Holdings, LP, or Griffin-America OP portfolio, and third party assets, representing $8 billion, of which $5 billion is owned by NorthStar Realty and NorthStar Healthcare. AHI Ventures receives a base management fee of $0.6 million per year plus 0.50% of the equity invested by NorthStar Realty in future healthcare assets (excluding assets in the Griffin-American OP portfolio and other joint ventures) that AHI Ventures may manage. AHI Ventures may also participate in the incentive fees earned by us and our affiliates with respect to new and existing healthcare real estate investments held by NorthStar Realty and NorthStar Healthcare, including the Griffin-American OP portfolio, any future healthcare non-traded vehicles sponsored by us, NorthStar Realty or any affiliates, as well as any future healthcare non-traded vehicles sponsored by AHI Ventures. AHI Ventures would also be entitled to additional base management fees should it manage assets on behalf of any other Managed Companies. AHI Ventures also intends to directly or indirectly sponsor, co-sponsor, form, register, market, advise, manage and/or operate investment vehicles that are intended to invest primarily in healthcare real estate assets. In addition, Mr. Flaherty acquired a 12% interest, as adjusted, in AHI Ventures. For the three months ended March 31, 2016, we incurred $0.4 million of base management fees to AHI. Also, AHI provides certain asset management, property management and other services to NorthStar Realty to assist in managing its properties. For the three months ended March 31, 2016 and 2015, NorthStar Realty incurred $1 million of property management fees to AHI.
In April 2015, Griffin-American Healthcare REIT III, Inc., a vehicle managed by an affiliate of AHI, distributed shares of its common stock to the members of AHI Ventures, of which we received 0.2 million shares in connection with the distribution.
Island Venture
Island is a leading, independent select service hotel management company that currently manages 160 hotel properties, representing $4 billion, of which 110 hotel properties totaling $2.2 billion, are owned by NorthStar Realty. Island provides certain asset management, property management and other services to NorthStar Realty to assist in managing its hotel properties. Island receives a base management fee of 2.5% to 3.0% of the current monthly revenue of the NorthStar Realty hotel properties it manages for NorthStar Realty. For the three months ended March 31, 2016 and the period from acquisition date on January 9, 2015 through March 31, 2015, NorthStar Realty incurred $4.1 million and $3.5 million, respectively, of base management and other fees to Island.
RXR Realty
In December 2013, NorthStar Realty entered into a strategic transaction with RXR Realty, the co-sponsor of NorthStar/RXR New York Metro. The investment in RXR Realty includes an approximate 27% equity interest. NorthStar Realty’s equity interest in RXR Realty is structured so that we are entitled to certain fees above a threshold in connection with RXR Realty’s investment management business.

Recent Developments
Dividends
On May 4, 2016, the Company declared a dividend of $0.10 per share of common stock. The common stock dividend will be paid on May 20, 2016 to stockholders of record as of the close of business on May 16, 2016.
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
We calculate CAD by subtracting from or adding to net income (loss) attributable to common stockholders, non-controlling interests attributable to the Operating Partnership and the following items: equity-based compensation, depreciation and amortization related items, amortization of deferred financing costs, foreign currency gains (losses), impairment on goodwill and other intangible assets, straight-line rent, adjustments for joint ventures and investment funds, deferred tax benefit (expense) related to timing differences that are not expected to reverse in the current year, unrealized (gain) loss from fair value adjustments, realized gain (loss) on investments, other timing differences associated with receiving incentive fees and the related compensation expense and transaction and other costs. In future periods, such adjustments may include other one-time events pursuant to changes in U.S. GAAP and certain other non-recurring items. These items, if applicable, include any adjustments for unconsolidated ventures. Management also believes that quarterly distributions are principally based on operating performance and our board of directors includes CAD as one of several metrics it reviews to determine quarterly distributions to stockholders.
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
The following table presents a reconciliation of CAD to net income (loss) attributable to common stockholders for the three months ended March 31, 2016 (dollars in thousands):

Net income (loss) attributable to common stockholders	$17,573
Non-controlling interests attributable to the Operating Partnership	176
Adjustments:
Equity-based compensation	17,133
Deferred tax benefit (expense)	(2,303)
Adjustment related to joint ventures(1)	5,408
Unrealized (gain) loss from fair value adjustments(2)	10,664
Transaction costs and other(3)	8,171
Depreciation and amortization items	2,831
CAD	$59,653
_______________

(1)
Includes an adjustment to add back $0.8 million of equity-based compensation expense, $1.9 million impairment loss on our investment in Distributed Finance and $2.7 million of depreciation and amortization expense related to unconsolidated ventures.

(2)	Primarily represents the non-cash change in fair value for our investment in NorthStar Realty’s common stock.

(3)
Includes an adjustment to add back $7.3 million of one-time expenses and transaction costs primarily related to the Townsend acquisition and $0.8 million of realized loss due to the write-off of deferred financing costs on the repayment of the revolving credit agreement.

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
Our Retail Companies’ ability to sell equity is highly dependent upon the market and the efforts of our broker-dealer, NorthStar Securities. The retail business has experienced rapid growth, is highly competitive and has faced increased scrutiny in recent years. The number of entrants in the retail market space has grown significantly over the last several years and as a result, we are subject to significant competition from these and other companies seeking to raise capital in this market. Additionally, as a result of increased scrutiny and accompanying media attention and a rapidly changing regulatory environment, our retail businesses may face increased difficulties in raising capital in their offerings due to market perception. These factors may affect our ability to raise capital for our retail businesses and make investments on their behalf, both of which could materially adversely affect our asset management and other fee income and the net commission income generated by our broker-dealer.
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
Except as set forth below, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company acquired Townsend Holdings LLC during the quarter ended March 31, 2016, and therefore, the scope of our assessment of the effectiveness of certain controls and procedures does not include such acquisition. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

PART II:  Other Information
Item 1.  Legal Proceedings
We may be involved in various litigation matters arising in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, any current legal proceedings are not expected to have a material adverse effect on our financial position or results of operations. Refer to Note 8. “Commitments and Contingencies” in Item 1. “Financial Statements” for further disclosure regarding legal proceedings.
Item 6.  Exhibits

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
10.19
Unit Purchase Agreement, dated as of November 5, 2014, by and among American Healthcare Investors LLC, HC AHI Holding Company, LLC, AHI Newco, LLC, Platform HealthCare Investor T-II, LLC, NorthStar Asset Management Group Inc. and Jeffrey T. Hanson, Danny Prosky and Mathieu B. Streiff (incorporated by reference to Exhibit 10.19 to NorthStar Asset Management Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

10.20
Amended and Restated Limited Liability Company Agreement of AHI Newco, LLC, dated as of December 8, 2014, by and among Platform Healthcare Investor T-II, LLC, American Healthcare Investors LLC, Flaherty Trust, NorthStar Asset Management Group Inc. and Jeffrey T. Hanson, Danny Prosky and Mathieu B. Streiff (incorporated by reference to Exhibit 10.20 to NorthStar Asset Management Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.21
Unit Purchase Agreement, dated as of January 9, 2015, by and between Platform Hospitality Investor T-II, LLC and Island JV Member Inc. (incorporated by reference to Exhibit 10.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on January 15, 2015)

10.22
Limited Liability Company Agreement of Island Hospitality Joint Venture, LLC, dated as of January 9, 2015, by and between Platform Hospitality Investor T-II, LLC and Island JV Member Inc. (incorporated by reference to Exhibit 10.2 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on January 15, 2015)

10.23
Agreement of Limited Partnership of NSAM LP, dated as of March 13, 2015, by and among NorthStar Asset Management Group Inc., as the General Partner and Limited Partner and the limited partners party thereto from time to time (incorporated by reference to Exhibit 10.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on March 19, 2015)

10.24
Securities Purchase Agreement, dated as of October 15, 2015, by and among Townsend Holdings LLC, NorthStar Asset Management Group Inc., Sinclair Group, Inc., GTCR Partners X/B LP, GTCR Fund X/C LP, the individuals listed on Schedule A of the Securities Purchase Agreement, Townsend Acquisition LLC and GTCR/AAM Blocker Corp. (incorporated by reference to Exhibit 10.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on October 21, 2015)

10.25
Amendment to Securities Purchase Agreement, dated January 15, 2016, by and among Townsend Holdings LLC, NorthStar Asset Management Group Inc., and Townsend Acquisition LLC, as representative (incorporated by reference to Exhibit 10.25 to NorthStar Asset Management Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.26
Asset Management Agreement, dated as of October 31, 2015, between NSAM J-NRE Ltd and NorthStar Realty Europe Corp. (incorporated by reference to Exhibit 10.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on November 3, 2015)

10.27
Revolving Bridge Credit Agreement, dated as of November 16, 2015, among NorthStar Asset Management Group Inc., as Parent, NSAM LP, as Borrower, the lenders party thereto from time to time and Morgan Stanley Senior Funding, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on November 19, 2015)

10.28
Master Guarantee Agreement, dated as of November 16, 2015, among NorthStar Asset Management Group Inc., the other Guarantors party thereto from time to time and Morgan Stanley Senior Funding, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.2 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on November 19, 2015)

10.29
Third Amended and Restated Limited Liability Company Agreement of Townsend Holdings LLC, dated as of January 14, 2016 and effective as of January 29, 2016, among Townsend Holdings LLC, NSAM and the other unitholders named therein (incorporated by reference to Exhibit 10.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on February 2, 2016)

10.30
Term Loan Credit Agreement, dated as of January 29, 2016, among NSAM, NSAM LP, Morgan Stanley Senior Funding, Inc. as arranger and administrative agent and certain lenders named therein (incorporated by reference to Exhibit 10.2 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on February 2, 2016)

10.31
Master Guarantee Agreement, dated as of January 29, 2016, among NSAM, the other guarantors party thereto and Morgan Stanley Senior Funding, Inc. as arranger and administrative agent (incorporated by reference to Exhibit 10.3 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on February 2, 2016)

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
The following materials from the NorthStar Asset Management Group Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015; (ii) Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2016 and 2015; (iv) Consolidated Statements of Equity for the three months ended March 31, 2016 (unaudited) and year ended December 31, 2015, (v) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements (unaudited)

†	Denotes a management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSTAR ASSET MANAGEMENT GROUP INC.

Date:	May 10, 2016	By:	/s/ ALBERT TYLIS
Albert Tylis
Chief Executive Officer and President

		By:	/s/ DEBRA A. HESS
Debra A. Hess
Chief Financial Officer