Form 10-Q
period 2016-06-30
NorthStar Asset Management Group Inc.
filed 2016-08-09
CIK 1597503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
The Company has one class of common stock, $0.01 par value per share, 189,001,185 shares outstanding and one class of performance common stock, $0.01 par value per share, 5,210,113 shares outstanding, each as of August 4, 2016.

NORTHSTAR ASSET MANAGEMENT GROUP INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to the effects of our spin-off from NorthStar Realty Finance Corp., or NorthStar Realty, described in this Quarterly Report on Form 10-Q, our ability to effectively grow our business, our liquidity and financing needs, the impact of the merger with NorthStar Realty and Colony Capital, Inc., or Colony, on our business and operations the effects of our current asset management strategy, our management’s track record, our ability to manage credit risk and the assets of our Managed Companies (refer to our Financial Statements in this Form 10-Q), our ability to source additional investment opportunities for our Managed Companies and our ability to obtain new Managed Companies and additional assets to manage. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	our ability to realize our projected effective income tax rate;

•	adverse domestic or international economic conditions and the impact of developments in the commercial real estate industry on our Managed Companies;

•	whether we will realize the benefits we anticipate, if any, from our acquisition of Townsend Holdings LLC;

•
our ability to consummate the merger with NorthStar Realty and Colony on the contemplated terms or at all, including whether the merger will have the full or any strategic and financial benefits, efficiencies and synergies we expect and whether such benefits will be delayed or materialize at all;

•	our access to debt and equity capital and our liquidity;

•
our ability to grow our business by raising capital for our existing Managed Companies and sponsoring new Managed Companies, as well as our ability to otherwise continue to manage our Managed Companies in the future;

•	our ability to effectively implement the business plans of, and the performance of, our Managed Companies;

•	our ability to enter into, and grow our business through acquisitions, strategic investments and joint ventures;

•	our ability to realize the anticipated benefits of our strategic investments and joint ventures;

•	our use of leverage and our ability to comply with the terms of our borrowing arrangements;

•	the impact of fluctuations in interest rates;

•	the impact of shareholder activism or any proxy contests;

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

•	the impact of any conflicts of interest, including with our officers and directors, arising from our asset management activities or otherwise;

•	our ability to manage our costs in line with our expectations and the impact on our cash available for distribution;

•	competition for qualified personnel and our ability to retain key personnel;

•	the competitive nature of the asset management industry;

•	the effectiveness of our portfolio management techniques and strategies;

•	our ability to expand and successfully manage our operations internationally;

•	the impact if we continue to repurchase shares of our common stock and the terms of those repurchases, if any;

•	our ability to maintain our exclusion from the definition of an “investment company” under the Investment Company Act of 1940, as amended;

•	the potential failure to maintain effective internal controls and disclosure controls and procedures;

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or the SEC, included in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in Part II, Item 1A. of this Quarterly Report on Form 10-Q under the heading “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I.  Financial Information
Item 1.   Financial Statements
NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	June 30, 2016 (Unaudited)	December 31, 2015
Assets
Cash	$59,614	$84,707
Restricted cash	19,623	36,780
Receivables, net (refer to Note 3)	109,012	93,809
Investments in unconsolidated ventures (refer to Note 4)	99,209	88,069
Securities, at fair value (refer to Note 6)	33,297	46,215
Intangible assets, net	198,826	—
Goodwill	251,285	—
Other assets	44,647	25,241
Total assets	$815,513	$374,821
Liabilities
Term loan, net	$468,943	$—
Credit facility	—	100,000
Accounts payable and accrued expenses	53,841	90,160
Commission payable	1,174	6,988
Other liabilities	25,943	930
Total liabilities	549,901	198,078
Commitments and contingencies
Redeemable non-controlling interests	75,181	—
Equity
NorthStar Asset Management Group Inc. Stockholders’ Equity
Performance common stock, $0.01 par value, 500,000,000 shares authorized, 5,210,113 and 4,213,156 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	52	42
Preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 189,039,157 and 185,685,124 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	1,890	1,857
Additional paid-in capital	231,687	208,318
Accumulated other comprehensive income (loss)	(141)	—
Retained earnings (accumulated deficit)	(44,845)	(35,152)
Total NorthStar Asset Management Group Inc. stockholders’ equity	188,643	175,065
Non-controlling interests	1,788	1,678
Total equity	190,431	176,743
Total liabilities and equity	$815,513	$374,821

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share and Dividends Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Asset management and other fees (refer to Note 3)	$90,081	$90,358	$186,361	$151,737
Selling commission and dealer manager fees (refer to Note 3)	4,888	28,337	11,259	58,260
Other income	2,126	434	5,901	835
Total revenues	97,095	119,129	203,521	210,832
Expenses
Commission expense (refer to Note 3)	4,471	26,338	10,417	54,034
Interest expense	6,922	—	12,086	—
Transaction costs	17,753	73	25,072	375
Other expenses	2,071	213	3,448	469
General and administrative expenses
Compensation expense(1)	33,960	32,707	71,131	58,470
Other general and administrative expenses	10,599	9,255	20,922	15,360
Total general and administrative expenses	44,559	41,962	92,053	73,830
Depreciation and amortization	2,536	429	4,445	884
Total expenses	78,312	69,015	147,521	129,592
Unrealized gain (loss) on investments and other	(4,638)	63	(15,302)	(285)
Realized gain (loss) on investments and other	—	—	(874)	—
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	14,145	50,177	39,824	80,955
Equity in earnings (losses) of unconsolidated ventures (refer to Note 4)	(852)	90	(5,282)	(781)
Income (loss) before income tax benefit (expense)	13,293	50,267	34,542	80,174
Income tax benefit (expense)	(1,154)	(12,055)	(3,623)	(19,992)
Net income (loss)	12,139	38,212	30,919	60,182
Net (income) loss attributable to non-controlling interests	(111)	(188)	(286)	(390)
Net (income) loss attributable to redeemable non-controlling interests	(1,104)	—	(2,136)	—
Net income (loss) attributable to NorthStar Asset Management Group Inc. common stockholders	$10,924	$38,024	$28,497	$59,792
Earnings (loss) per share:
Basic	$0.06	$0.19	$0.15	$0.30
Diluted	$0.06	$0.19	$0.15	$0.30
Weighted average number of shares:
Basic	183,324,975	189,599,300	183,176,749	189,574,426
Diluted	185,116,917	193,809,104	184,968,800	193,664,493
Dividends per share of common stock	$0.10	$0.10	$0.20	$0.20
______________________

(1)
The three months ended June 30, 2016 and 2015 include $13.6 million and $15.0 million, respectively, of equity-based compensation expense. The six months ended June 30, 2016 and 2015 include $30.8 million and $28.6 million, respectively, of equity-based compensation expense. Refer to Note 9 for further disclosure.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$12,139	$38,212	$30,919	$60,182
Other comprehensive income (loss):
Foreign currency translation adjustment, net	(193)	—	(141)	—
Total other comprehensive income (loss)	(193)	—	(141)	—
Comprehensive income (loss)	11,946	38,212	30,778	60,182
Comprehensive (income) loss attributable to non-controlling interests	(111)	(188)	(286)	(390)
Comprehensive (income) loss attributable to redeemable non-controlling interests	(1,104)	—	(2,136)	—
Comprehensive income (loss) attributable to NorthStar Asset Management Group Inc.	$10,731	$38,024	$28,356	$59,792

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Performance Common Stock		Common Stock		Additional Paid-in Capital	Accumulated other comprehensive income (loss)	Retained Earnings (Accumulated Deficit)	Total NorthStar Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	3,738	$37	192,948	$1,930	$276,874	$—	$(77,093)	$201,748	$—	$201,748
Amortization of equity-based compensation	—	—	—	—	53,416	—	—	53,416	4,950	58,366
Issuance of common stock related to transactions (refer to Note 4)	—	—	208	2	4,505	—	—	4,507	—	4,507
Issuance of common stock relating to equity-based compensation, net of forfeitures	—	—	275	3	(3)	—	—	—	—	—
Conversion of Deferred LTIP Units to LTIP Units and common stock, net	—	—	4	—	(4,400)	—	—	(4,400)	4,400	—
Retirement of shares of common stock	—	—	(7,799)	(78)	(105,078)	—	—	(105,156)	—	(105,156)
Issuance of performance common stock (refer to Note 10)	475	5	—	—	(5)	—	—	—	—	—
Settlement of RSUs to common stock, net (refer to Note 9)	—	—	49	—	(7,227)	—	—	(7,227)	—	(7,227)
Dividends on common stock and equity-based awards (refer to Note 9)	—	—	—	—	—	—	(77,853)	(77,853)	(538)	(78,391)
Excess tax benefit from equity-based compensation	—	—	—	—	(1,068)	—	—	(1,068)	—	(1,068)
Call Spread premium, net	—	—	—	—	(16,783)	—	—	(16,783)	—	(16,783)
Reallocation of non-controlling interests in Operating Partnership (refer to Note 11)	—	—	—	—	8,087	—	—	8,087	(8,087)	—
Net income (loss)	—	—	—	—	—	—	119,794	119,794	953	120,747
Balance as of December 31, 2015	4,213	$42	185,685	$1,857	$208,318	$—	$(35,152)	$175,065	$1,678	$176,743
Amortization of equity-based compensation	—	—	—	—	28,981	—	—	28,981	1,909	30,890
Issuance of common stock relating to equity-based compensation, net	—	—	2,240	22	(4,583)	—	—	(4,561)	—	(4,561)
Issuance of common stock related to settlement of award (refer to Note 9)			94	1	1,009	—	—	1,010		1,010
Issuance of restricted stock related to Townsend (refer to Note 9)	—	—	658	6	(6)	—	—	—		—
Issuance of performance common stock (refer to Note 10)	997	10	—	—	(10)	—	—	—	—	—
Settlement of RSUs to common stock, net (refer to Note 9)	—	—	362	4	(3,156)	—	—	(3,152)	—	(3,152)
Dividends on common stock and equity-based awards (refer to Note 9)	—	—	—	—	—	—	(38,190)	(38,190)	(359)	(38,549)
Reallocation of non-controlling interests in Operating Partnership (refer to Note 11)	—	—	—	—	1,726	—	—	1,726	(1,726)	—
Excess tax benefit from equity-based compensation	—	—	—	—	(592)	—	—	(592)	—	(592)
Other comprehensive income (loss)	—	—	—	—	—	(141)	—	(141)	—	(141)
Net income (loss)	—	—	—	—	—	—	28,497	28,497	286	28,783
Balance as of June 30, 2016 (Unaudited)	5,210	$52	189,039	$1,890	$231,687	$(141)	$(44,845)	$188,643	$1,788	$190,431

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$30,919	$60,182
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	5,282	781
Impairment on convertible debt	270	—
Depreciation and amortization	4,446	884
Amortization of deferred financing costs	1,922	—
Amortization of equity-based compensation	30,538	28,388
Unrealized (gain) loss on investments and other	15,302	285
Realized (gain) loss on investments and other	874	—
Deferred income tax, net	(4,352)	4,487
Other income	(1,838)	—
Distribution from unconsolidated ventures	318	2,108
Straight line rental expense	(348)	354
Change in assets and liabilities:
Restricted cash	19,588	(8,770)
Receivables, net	6,029	(12,515)
Other assets	3,961	(5,339)
Other liabilities	(1,861)	408
Accounts payable and accrued expenses	(65,453)	11,258
Commission payable	(5,637)	(6,549)
Net cash provided by (used in) operating activities	39,960	75,962
Cash flows from investing activities:
Acquisition of Townsend, net (refer to Note 1)	(377,355)	—
Investment in convertible debt	(1,092)	—
Investments in unconsolidated ventures	(4,313)	(35,631)
Settlement of acquisition of securities (Refer to Note 6)	(7,612)	—
Distribution from unconsolidated ventures	6,867	3,189
Net cash provided by (used in) investing activities	(383,505)	(32,442)
Cash flows from financing activities:
Borrowings from term loan	500,000	—
Repayment of term loan	(1,250)	—
Repayment of credit facility	(100,000)	—
Payment of financing costs	(31,421)	—
Repurchase of shares related to equity-based awards and tax withholding	(7,881)	(12,747)
Excess tax benefit from equity-based compensation	(592)	—
Dividends	(38,154)	(39,035)
Distributions to redeemable non-controlling interests	(2,482)	—
Contributions from redeemable non-controlling interests	500	—
Net cash provided by (used in) financing activities	318,720	(51,782)
Effect of foreign exchange rate changes on cash	(268)	(285)
Net increase (decrease) in cash	(25,093)	(8,547)
Cash - beginning of period	84,707	109,199
Cash - end of period	$59,614	$100,652

Supplemental disclosure of non-cash investing and financing activities:
Reallocation of non-controlling interests in Operating Partnership	$1,726	$—
Acquisition of securities (Refer to Note 6)	1,316	—
Contributions from redeemable non-controlling interests	75,202	—
Issuance of common stock related to settlement of award (refer to Note 9)	1,010	—
Dividend payable related to RSUs	398	289
Reclassification related to measurement adjustments/other	4,400	—
Assumption of deferred tax liability	5,517	—
Conversion of Deferred LTIP Units to LTIP Units	—	4,400
Retirement of common shares	—	4,999
Distribution from unconsolidated ventures	—	231

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
The Company has a substantial business raising and managing capital in the retail marketplace accessing a variety of pools of capital and through various vehicles that include REITs, closed-end funds and others that the Company may form in the future. The Company earns various fees from managing this capital and refers to this platform as the Company’s Retail Business. Certain of the Company’s affiliates also manage NorthStar Realty’s previously sponsored non-traded companies which raise capital through the retail market, as well as any new non-traded company and any future sponsored company that raises capital from retail investors (referred to as the “Retail Companies” and together with the NorthStar Listed Companies, referred to as the “Managed Companies”).
The Company is organized to provide asset management and other services to the Managed Companies, or any other companies it may sponsor in the future, both in the United States and internationally. The Managed Companies have historically invested in the CRE industry. The Company seeks to expand the scope of its asset management business beyond real estate into new asset classes and geographies by organically creating and managing additional investment vehicles or through acquisitions, strategic partnerships and joint ventures. Such investments have included the acquisition of an 84% interest in Townsend Holdings LLC (or “Townsend”), a 43% interest in American Healthcare Investors LLC (or the “AHI Interest”) and a 45% interest in Island Hospitality Management Inc. (the “Island Interest”).
On January 29, 2016, the Company acquired an approximate 84% interest in Townsend (the “Townsend Acquisition Date”), a leading global provider of investment management and advisory services focused on real assets. Founded in 1983, Townsend is the manager or advisor to $176.4 billion of real assets as of June 30, 2016. Townsend’s management team owns the remainder of the business and continues to direct day-to-day operations, subject to the oversight and direction of its board of directors which is controlled by the Company.
The Company earns asset management and other fees, directly or indirectly, pursuant to management and other contracts and direct investments. In addition, the Company owns NorthStar Securities, LLC (“NorthStar Securities”), a captive broker-dealer platform registered with the United States Securities and Exchange Commission (“SEC”) which raises capital in the retail market for the Retail Companies.
Merger Agreement with NorthStar Realty and Colony Capital, Inc.
In June 2016, the Company announced that it entered into a merger agreement with NorthStar Realty and Colony Capital, Inc. (“Colony”) under which the companies will combine in an all-stock merger of equals transaction to create an internally-managed, diversified real estate and investment management platform (the “Mergers”). The transaction has been unanimously approved by the Special Committees and board of directors of NorthStar Realty and the Company and the board of directors of Colony.
Under the terms of the merger agreement, the Company will redomesticate to Maryland and elect to be treated as a REIT beginning in 2017 and NorthStar Realty and Colony, through a series of transactions, will merge with and into the redomesticated NSAM, which will be renamed Colony NorthStar, Inc. The Company’s common stockholders will receive one share of Colony NorthStar’s common stock for each share of common stock they own. Upon completion of the transaction, NorthStar Realty stockholders will

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

own approximately 33.90%, Colony stockholders will own approximately 33.25% and the Company’s stockholders will own approximately 32.85% of the combined company on a fully diluted basis, excluding the effect of certain equity-based awards issuable in connection with the Mergers. Prior to the closing of the Mergers, the Company expects its board of directors or a duly authorized committee thereof to declare a special cash dividend in the amount of $128 million to common stockholders.
The transaction is expected to close in January 2017, subject to, among other things, regulatory approvals and the receipt of the Company’s, Colony’s and NorthStar Realty’s respective stockholder approvals.

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
Non-controlling Interests
A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to the Company. A non-controlling interest is required to be presented as a separate component of equity on the consolidated balance sheets and presented separately as net income (loss) and other comprehensive income (loss) (“OCI”) attributable to non-controlling interests. An allocation to a non-controlling interest may differ from the stated ownership percentage interest in such entity as a result of a preferred return and allocation formula, if any, as described in such governing documents.
Redeemable Non-controlling Interests
A redeemable non-controlling interest is the non-controlling interest in a subsidiary in which the holders have the ability to require the Company to repurchase interests in the subsidiary. These interests are presented as redeemable non-controlling interests, outside of permanent equity on the consolidated balance sheets and presented separately as net income (loss) and other comprehensive income (loss) attributable to redeemable non-controlling interests. The Company records the redeemable non-controlling interest at its redemption value and adjusts the carrying amount of such interest to the redemption value at the end of each reporting period, but such amount will not be less than the initial carrying amount. An allocation to a redeemable non-

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

controlling interest may differ from the stated ownership percentage interest in such entity as a result of a preferred return and allocation formula, if any, as described in such governing documents.
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
Cash
The Company considers all highly-liquid investments with an original maturity date of three months or less and deposits held with third parties that are readily convertible to cash to be cash equivalents. Cash, including amounts restricted at certain banks and financial institutions and amounts held outside of the United States, may at times exceed insurable amounts. The Company mitigates credit risk by placing cash with major financial institutions. To date, the Company has not experienced any losses on cash.
Restricted Cash
Restricted cash primarily represents cash held by the Company’s foreign subsidiaries due to certain regulatory capital requirements.
Business Combinations
The Company accounts for purchases of assets that qualify as business combinations using the acquisition method where the purchase price is allocated to tangible and intangible assets acquired based on estimated fair value. The excess of the fair value of purchase consideration over the fair value of these identifiable assets is recorded as goodwill. Such valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets including, but not limited to, customer relationships, acquired technology and trade names. Management’s estimate of fair value is based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ materially from estimates. During the measurement period, which is one year from the acquisition date, the Company may record adjustments to the assets acquired, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in earnings.
On January 29, 2016, the Company acquired an approximate 84% interest in Townsend for $383.0 million, net of post closing adjustments. The following table presents the initial allocation of the purchase price of the assets acquired and the liabilities assumed upon the closing of Townsend that continues to be subject to refinement upon receipt of all information (dollars in thousands):

Assets:
Cash	$14,318
Investments in unconsolidated ventures(1)	17,738
Intangible assets, net	202,070
Goodwill(2)(3)	251,285
Other assets acquired	42,546
Total assets	$527,957
Liabilities:
Accounts payable and accrued expenses	$34,312
Other liabilities acquired	26,841
Total liabilities	61,153
Redeemable non-controlling interests	75,202
Total equity(4)	391,602
Total liabilities and equity	$527,957
_____________________

(1)	Represents Townsend’s interest in real estate private equity funds sponsored by Townsend (“Townsend Funds”) (refer to Note 4).

(2)	The Company expects $171.5 million of goodwill to be deductible for tax purposes.

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
For the three months ended June 30, 2016, the Company recorded revenue of $17.8 million and net income of $6.8 million. From the Townsend Acquisition Date through June 30, 2016, the Company recorded revenue of $29.9 million and net income of $11.3 million.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016(1)(2)	2015	2016(1)	2015
Pro forma total revenues	$97,095	$134,754	$207,402	$240,889
Pro forma net income (loss) attributable to common stockholders	$10,924	$36,612	$34,767	$55,978
Pro forma EPS - basic	$0.06	$0.19	$0.18	$0.28
Pro forma EPS - diluted	$0.06	$0.18	$0.18	$0.28
_____________________

(1)	Excludes non-recurring transaction costs and prior compensation arrangements of Townsend.

(2)	No adjustment to pro forma as the acquisition of Townsend is already reflected for the three months ended June 30, 2016.
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
The following table presents identified intangibles as of June 30, 2016 (dollars in thousands):

	Gross Amount	Estimated Useful Life in Years	Accumulated Amortization	Net
Intangible assets:
Customer relationships	$188,250	25 to 30 years	$(2,925)	$185,325
Trade names	13,610	20 years	(284)	13,326
Proprietary technology	210	3 years	(35)	175
Subtotal intangible assets	202,070		(3,244)	198,826
Goodwill	251,285		—	251,285
Total	$453,355		$(3,244)	$450,111

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents annual amortization of intangible assets (dollars in thousands):

July 1 through December 31, 2016	$3,893
Years Ending December 31:
2017	7,785
2018	7,750
2019	7,701
2020	7,701
Thereafter	163,996
Total	$198,826
Other Assets and Liabilities and Accounts Payable and Accrued Expenses
The following tables present a summary of other assets, other liabilities and accounts payable and accrued expenses as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016 (Unaudited)	December 31, 2015
Other assets:
Deferred tax asset, net	$15,063	$10,880
Prepaid expenses	6,411	4,781
Prepaid income taxes	10,238	—
Furniture, fixtures and equipment, net	4,489	4,333
Pending deal costs	3,890	625
Security deposits	2,784	2,380
Convertible debt, net(1)	781	—
Due from participating broker-dealers	181	398
Deferred financing costs, net	—	912
Other	810	932
Total	$44,647	$25,241

	June 30, 2016 (Unaudited)	December 31, 2015
Other liabilities:
Townsend Funds liability(2)	$15,881	$—
Deferred tax liability, net(3)	5,892	—
Deposit payable	2,415	—
Deferred incentive fees(4)	1,001	—
Other	754	930
Total	$25,943	$930
________________

(1)
Represents a convertible debt investment in Distributed Finance Corporation (“Distributed Finance”). For the three months ended June 30, 2016, the Company recorded $0.3 million of impairment on such investment.

(2)
Represents an obligation to the sellers who are entitled to approximately 84% of the value of the Townsend Funds at the Townsend Acquisition Date, along with any income related to capital contributed prior to acquisition. The Company is obligated to fund contributions and is entitled to any income on such contributions subsequent to the Townsend Acquisition Date (refer to Note 4).

(3)
Primarily represents deferred tax liability related to the Townsend acquisition related to a share deal acquisition of the seller’s corporate entity. The deferred tax liability and corresponding goodwill are recorded at acquisition based on differences between the book and tax basis.

(4)	Represents incentive fees received that are not yet earned related to the Townsend Funds (refer to below) and as a result, represents a contingent obligation.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	June 30, 2016 (Unaudited)	December 31, 2015
Accounts payable and accrued expenses:
Accrued bonus and related taxes	$19,294	$63,935
Incentive fee compensation(1)	10,652	—
Accrued operating expenses	11,883	8,771
Accrued payroll	5,272	1,312
Accrued interest payable	3,982	92
Dividends payable related to equity-based awards	759	574
Accrued equity-based compensation awards (refer to Note 9)	683	763
Accrued participating interest buyout(2)	—	8,110
Share purchase payable(3)	1,316	6,603
Total	$53,841	$90,160
__________________

(1)
Approximately 50% of incentive fees received by the Townsend Funds are due to certain employees of Townsend. Payment is made to such employees when such incentive fee income is earned and approved by executive management of Townsend (refer to below). The Company records the expense in compensation expense in the consolidated statements of operations when payment becomes probable and reasonably estimable but no later than the period in which the underlying income is recognized.

(2)	Represents a one-time buyout in satisfaction of all participating interests related to non-executive incentive interests in the advisor to our first sponsored Retail Company (refer to Note 3).

(3)	Relates to the purchase of NorthStar Realty and NorthStar Europe shares, which were settled in January 2016 and July 2016, respectively (refer to Note 6).
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
Securities
The Company elected to apply the fair value option for its securities investments because management believes it is a more useful presentation for such investments. Any unrealized gain (loss) from the change in fair value is recorded in unrealized gains (losses) on investments and other in the consolidated statements of operations. Dividend income is recorded in other income in the consolidated statements of operations.
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
Selling Commission and Dealer Manager Fees and Commission Expense
Selling commission and dealer manager fees represent income earned by the Company for selling equity in the Retail Companies through NorthStar Securities. Selling commission, dealer manager fees and commission expense are accrued on a trade date basis. As of June 30, 2016, commission payable of $1.2 million includes $0.2 million due to NorthStar Securities’ employees.
Allowance for Doubtful Accounts
An allowance for a doubtful account is established when, in the opinion of the Company, a full recovery of a receivable becomes doubtful. A receivable is written off when it is no longer collectible and/or legally discharged. As of June 30, 2016, there was no allowance for doubtful accounts.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Equity-Based Compensation
The Company accounts for equity-based compensation awards, including awards granted to co-employees (refer to Note 9), using the fair value method, which requires an estimate of the fair value of the award. Awards may be based on a variety of measures such as time, performance, market or a combination thereof. For time-based awards, fair value is determined based on the stock price on the grant date. The Company recognizes compensation expense over the vesting period on a straight-line basis or the attribution method depending if the grant is to an employee or non-employee. For performance-based awards, fair value is determined based on the stock price at the date of grant and an estimate of the probable achievement of such measure. The Company recognizes compensation expense over the requisite service period, net of estimated forfeitures, using the accelerated attribution expense method. For market-based measures, fair value is determined using a Monte Carlo analysis under a risk-neutral premise using a risk-free interest rate. The Company recognizes compensation expense over the requisite service period, net of estimated forfeitures, on a straight-line basis.
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
Comprehensive Income (Loss)
The Company reports consolidated comprehensive income (loss) in a separate statement following the consolidated statements of operations. Comprehensive income (loss) is defined as a change in equity resulting from net income (loss) and OCI. The component of OCI includes an adjustment for foreign currency translation.
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
Other
Refer to Note 2 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for further disclosure of the Company’s significant accounting policies.
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
In May 2015, the FASB issued updated guidance that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and should be applied retrospectively to all periods presented. Early adoption is permitted. In the first quarter 2016, the Company adopted this guidance and, as a result, $21.5 million of Townsend Funds is not included in Level 3 within the fair value hierarchy as of June 30, 2016. The Company did not have any investments measured using net asset value as of December 31, 2015.
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
In June 2016, the FASB issued guidance which changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.  Additionally, entities will have to disclose significantly more information, including information used to track credit quality by year of origination, for most financing receivables.  The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019.  Early adoption is permitted.  The Company is evaluating the impact that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.

3.	Management Agreements
The following table presents asset management and other fees earned from our Managed Companies and Townsend (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
NorthStar Listed Companies(1)	$50,156	$51,744	$100,184	$99,995
Retail Companies	22,116	38,614	56,263	51,742
Institutional Capital(2)	17,809	—	29,914	—
Total	$90,081	$90,358	$186,361	$151,737
_________________

(1)	The Company began earning fees from NorthStar Europe on November 1, 2015.

(2)
Represents fees earned through the Company’s investment in Townsend. The Company began earning fees on the Townsend Acquisition Date. The Company was also entitled to $1.8 million of management and other fees from January 14, 2016 to the Townsend Acquisition Date, which was recorded net of operating expenses in other income.

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
Upon completion of the Mergers, the management agreement with NorthStar Realty will cease to exist.
Base Management Fee and Incentive Fee
The following table presents a summary of the fee arrangements and amounts earned from the NorthStar Listed Companies:

	NorthStar Realty	NorthStar Europe
Commencement date	July 1, 2014	November 1, 2015
Current in place annual base management fee(1)	$186 million	$14 million
Incentive fee hurdle to CAD per share(2)
15%	Excess of $0.68 and up to $0.78(3)	Excess of $0.30 and up to $0.36
25%	Excess of $0.78(3)	Excess of $0.36
Base management fee
Three months ended June 30, 2016	$46.7 million	$3.5 million
Three months ended June 30, 2015(4)	$48.2 million	—
Six months ended June 30, 2016	$93.2 million	$7.0 million
Six months ended June 30, 2015(4)	$93.6 million	—
Incentive fee
Three months ended June 30, 2016	—	—
Three months ended June 30, 2015(4)	$3.5 million	—
Six months ended June 30, 2016	—	—
Six months ended June 30, 2015(4)	$6.4 million	—
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
For the three months ended June 30, 2016 and 2015, the Company allocated $0.2 million and $0.8 million, respectively, of costs to NorthStar Listed Companies. For the six months ended June 30, 2016 and 2015, the Company allocated $0.5 million and $2.8 million, respectively, of costs to NorthStar Listed Companies.
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

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	NorthStar	NorthStar	NorthStar	NorthStar/RXR	NorthStar	NorthStar
	Income	Healthcare	Income II	New York Metro(9)	Corporate Fund(12)	Capital Fund(17)
Offering amount(1)	$1.2 billion	$2.1 billion	$1.65 billion	$2.0 billion(10)	$3.2 billion(13)	$3.2 billion(13)
Total capital raised through August 2, 2016(2)	$1.3 billion	$1.8 billion(8)	$1.1 billion	$2.7 million(10)	$2.2 million(14)	$2.2 million(17)
Total investments as of June 30, 2016	$1.9 billion	$3.4 billion	$1.3 billion	$4.9 million	$1.4 million	N/A
Primary strategy	CRE Debt	Healthcare Equity and Debt	CRE Debt	New York Metro Area CRE Equity and Debt	Middle Market Non-Real Estate Business Loans and Securities	CRE Debt and Equity
Primary offering period	Completed July 2013	Completed January 2016(8)	Ends November 2016	Ends February 2018(11)	Ends March 2019(11)	Ends March 2019(11)
Asset Management and Other Fees:
Asset management fees	1.25% of assets(3)	1.00% of assets(3)	1.25% of assets(3)	1.25% of assets(3)	2.0% of average gross assets(16)	2.0% of average gross assets(16)
Acquisition fees(4)	1.00% of investments	2.25% for real estate properties 1.00% of other investments	1.00% of investments	2.25% for real estate properties 1.00% of other investments	N/A	N/A
Disposition fees(5)	1.00% of sales price	2.00% for real estate properties 1.00% of sales price for debt investments	1.00% of sales price	2.00% for real estate properties 1.00% of sales price for debt investments	N/A	N/A
Incentive payments	15.00% of net cash flows after an 8.00% return(6)	15.00% of net cash flows after a 6.75% return(6)(7)	15.00% of net cash flows after a 7.00% return(6)	15.00% of net cash flows after a 6.00% return	(15)	(15)
________________

(1)	Represents amount of shares registered to offer pursuant to each Retail Company’s public offering, distribution reinvestment plan and follow-on public offering.

(2)	Includes capital raised through distribution reinvestment plans.

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

(8)
NorthStar Healthcare successfully completed its initial public offering on February 2, 2015 by raising $1.1 billion in capital and its follow-on public offering on January 19, 2016 by raising $0.7 billion in capital.

(9)	Any asset management and other fees incurred by NorthStar/RXR New York Metro will be shared equally between the Company and RXR Realty, as co-sponsors.

(10)
NorthStar/RXR New York Metro’s amended registration statement to offer an additional class of common shares was declared effective by the SEC and the minimum offering amount has been satisfied. NorthStar/RXR New York Metro began raising capital in the second quarter 2016.

(11)	Offering period subject to extension as determined by the board of directors or trustees of each Retail Company.

(12)
NorthStar Corporate Fund engaged OZ Institutional Credit Management LP (“OZ Credit Management”), an affiliate of Och-Ziff Capital Management Group, LLC (“Och-Ziff”), an alternative asset manager, to serve as its sub-advisor to manage investments. Any asset management and other fees paid by NorthStar Corporate Fund will be shared between the Company and OZ Credit Management, as co-sponsors.

(13)	Offering is for two feeder funds in a master feeder structure.

(14)	NorthStar Corporate Fund was declared effective by the SEC and the minimum offering amount has been satisfied. The Company expects to begin raising capital in the second half of 2016.

(15)	Calculated based on 100% of the net investment income before such incentive fee when such hurdle rate exceeds 7.00% but less than 8.75% plus 20% when such amount is equal to or in excess 8.75%.

(16)	Calculated excluding cash and cash equivalents.

(17)	NorthStar Capital Fund was declared effective by the SEC and the minimum offering amount has been satisfied. The Company expects to begin raising capital in the second half of 2016.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present a summary of asset management and other fees earned by the Company from the current Retail Companies which are effective and investing capital (dollar in thousands):

	Three Months Ended June 30,
	2016						2015
	NorthStar Income	NorthStar Healthcare	NorthStar Income II	NorthStar/RXR New York Metro	NorthStar Corporate Fund	Total	NorthStar Income	NorthStar Healthcare	NorthStar Income II	NorthStar/RXR New York Metro	NorthStar Corporate Fund	Total

Asset management fees	$5,558	$8,346	$3,987	$4	$2	$17,897	$6,032	$3,653	$1,998	$—	$—	$11,683
Acquisition fees	744	84	216	28	—	1,072	—	22,234	4,457	—	—	26,691
Disposition fees	1,024	—	2,123	—	—	3,147	220	—	20	—	—	240
Total	$7,326	$8,430	$6,326	$32	$2	$22,116	$6,251	$25,887	$6,475	$—	$—	$38,614

	Six Months Ended June 30,
	2016						2015
	NorthStar Income	NorthStar Healthcare	NorthStar Income II	NorthStar/RXR New York Metro	NorthStar Corporate Fund	Total	NorthStar Income	NorthStar Healthcare	NorthStar Income II	NorthStar/RXR New York Metro	NorthStar Corporate Fund	Total

Asset management fees	$10,908	$15,810	$8,607	$4	$2	$35,331	$12,396	$6,368	$3,706	$—	$—	$22,470
Acquisition fees	2,724	12,247	848	28	—	15,847	—	22,485	5,276	—	—	27,761
Disposition fees	2,332	—	2,753	—	—	5,085	1,236	—	275	—	—	1,511
Total	$15,964	$28,057	$12,208	$32	$2	$56,263	$13,632	$28,853	$9,257	$—	$—	$51,742
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
The distribution support agreement related to NorthStar Corporate Fund is an obligation of both NorthStar Realty and Och-Ziff, where each agreed to purchase up to an aggregate of $10.0 million in common stock during the two-year period following commencement of the offering, with NorthStar Realty and Och-Ziff agreeing to equally purchase any shares. As of June 30, 2016, NorthStar Realty and Och-Ziff purchased 0.2 million shares of NorthStar Corporate Fund common stock for $2.0 million in the aggregate.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The distribution support agreement related to NorthStar Capital Fund is an obligation of NorthStar Realty to purchase up to $10.0 million in common stock during the two-year period following commencement of the offering. As of June 30, 2016, NorthStar Realty purchased 0.2 million shares of NorthStar Capital Fund common stock for $2.0 million.
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
For the three months ended June 30, 2016 and 2015, the Company allocated $8.3 million and $9.1 million of expense related to the Retail Companies, respectively. For the six months ended June 30, 2016 and 2015, the Company allocated $17.6 million and $18.3 million of expense related to the Retail Companies, respectively.
Townsend
Townsend generated management, advisory and incentive fees of $17.8 million and $29.9 million for the three months ended June 30, 2016 and from the Townsend Acquisition Date through June 30, 2016, respectively. The Company was also entitled to $1.8 million of management and other fees from January 14, 2016 to the Townsend Acquisition Date, which was recorded net of operating expenses in other income.
Certain contracts contain provisions to reimburse Townsend for expenses incurred on behalf of its clients such as legal due diligence and investment advisory team travel expenses. For the three months ended June 30, 2016 and from the Townsend Acquisition Date through June 30, 2016, the Company recorded $0.3 million and $1.0 million, respectively, in both other income and other expenses related to such reimbursements.
Receivables, net

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents receivables on the consolidated balance sheets as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016 (unaudited)	December 31, 2015
NorthStar Listed Companies:
Base management fees	$50,156	$49,769
Other receivables	—	4,298
Subtotal NorthStar Listed Companies(1)	50,156	54,067
Retail Companies:
Fees	181	446
Other receivables	38,670	39,296
Subtotal Retail Companies(2)	38,851	39,742
Institutional Capital:
Townsend fees(3)	20,005	—
Total(4)	$109,012	$93,809
_____________________

(1)	The Company began earning fees from NorthStar Europe on November 1, 2015.

(2)
As of June 30, 2016 and December 31, 2015, the Company had unreimbursed costs from the Retail Companies of $27.0 million and $33.7 million, respectively, recorded as receivables, net on the consolidated balance sheets.

(3)	The Company began earning fees on the Townsend Acquisition Date.

(4)	Subsequent to June 30, 2016, the Company received $55.8 million from the Managed Companies and Townsend.
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
The following table summarizes selling commission and dealer manager fees, commission expense and net commission income for the three and six months ended June 30, 2016 and 2015 (dollar in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Selling commission and dealer manager fees	$4,888	$28,337	$11,259	$58,260
Commission expense(1)	4,471	26,338	10,417	54,034
Net commission income(2)	$417	$1,999	$842	$4,226
________________________

(1)
Includes selling commission expense to NorthStar Securities employees. For the three months ended June 30, 2016 and 2015, the Company paid $0.7 million and $3.2 million, respectively. For the six months ended June 30, 2016 and 2015, the Company paid $1.6 million and $6.6 million, respectively.

(2)	Excludes direct expenses of NorthStar Securities.
Other
A subsidiary of the Company is a rated special servicer by Standard & Poor’s and Fitch Ratings and receives special servicing fees for services related to certain securitization transactions. For the three months ended June 30, 2016 and 2015, the Company earned $0.7 million and $0.4 million of special servicing fees, respectively. For the six months ended June 30, 2016 and 2015, the Company earned $0.7 million and $0.8 million of special servicing fees, respectively.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	Investments in Unconsolidated Ventures
The Company may account for investments in unconsolidated ventures using the equity method, at fair value or the cost method. The following table summarizes the Company’s investments in unconsolidated ventures (dollars in thousands):

	Acquisition Date	Ownership Interest	June 30, 2016	December 31, 2015
Investment
AHI Interest(1)	Dec-14	43%	$38,452	$45,581
Distributed Finance(2)	Jun-14	50%	—	2,679
Island Interest(3)	Jan-15	45%	39,302	39,809
Subtotal Indirect Investments			77,754	88,069
Townsend Funds(4)	Various	Various	21,455	—
Total			$99,209	$88,069
____________________

(1)
The Company acquired the AHI Interest in AHI Newco, LLC (“AHI Ventures”), a direct wholly-owned subsidiary of American Healthcare Investors LLC (“AHI”) for $57.5 million, consisting of $37.5 million in cash and $20.0 million of the Company’s common stock, subject to certain lock-up and vesting restrictions ($10.0 million of the Company’s common stock vested immediately). The Company’s investment in AHI Ventures is structured as a joint venture between the Company, the principals of AHI and James F. Flaherty III. The members of AHI are entitled to receive certain distributions of operating cash flow and certain promote fees in accordance with the allocations set forth in the joint venture agreement. For the three and six months ended June 30, 2016, the Company received distributions of $1.0 million and $3.5 million related to the AHI Interest, respectively.

(2)	The Company acquired an interest in Distributed Finance, a marketplace finance platform, for $4.0 million. As of June 30, 2016, the investment is fully impaired.

(3)
The Company acquired the Island Interest in Island Hospitality Group Inc. (“Island”) through Island Hospitality Joint Venture, LLC (“Island Ventures”), a subsidiary of Island JV Members Inc. (“Island Members”) for $37.7 million, consisting of $33.2 million in cash and $4.5 million of the Company’s common stock, subject to certain lock-up and vesting restrictions (which vested immediately). The Company’s investment in Island Ventures is structured as a joint venture between the Company and Island Members. The members of Island Ventures are entitled to receive certain distributions of operating cash flow and certain promote fees in accordance with the allocations set forth in the joint venture agreement. The Company’s investment in Island is expected to be sold in connection with the Mergers. For the three and six months ended June 30, 2016, the Company received distributions of $1.5 million and $2.6 million related to the Island Interest, respectively.

(4)	Represents interests in real estate private equity funds sponsored by Townsend (refer to below).

Indirect Investments
The following tables summarize the Company’s equity in earnings (losses) related on investments in unconsolidated ventures which are accounted for using the equity method for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30, 2016				Three Months Ended June 30, 2015
	Operating Income (Loss)	Non-cash Income (Expense)		Equity in Earnings (Loss)	Operating Income (Loss)	Non-cash Income (Expense)		Equity in Earnings (Loss)
Investment
AHI Interest	$723	$(2,497)	(1)	$(1,774)	$1,481	$(2,806)	(1)	$(1,325)
Distributed Finance	—	(500)	(2)	(500)	(319)	—		(319)
Island Interest	1,716	(443)	(3)	1,273	1,734	—		1,734
Total	$2,439	$(3,440)		$(1,001)	$2,896	$(2,806)		$90

	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015
	Operating Income (Loss)	Non-cash Income (Expense)		Equity in Earnings (Loss)	Operating Income (Loss)		Non-cash Income (Expense)		Equity in Earnings (Loss)
Investment
AHI Interest	$944	$(5,821)	(1)	$(4,877)	$3,090		$(6,092)	(1)	$(3,002)
Distributed Finance	(254)	(2,370)	(2)	(2,624)	(536)		—		(536)
Island Interest	3,014	(886)	(3)	2,128	2,757	(4)	—		2,757
Total	$3,704	$(9,077)		$(5,373)	$5,311		$(6,092)		$(781)
_________________

(1)	Includes equity-based compensation expense and depreciation and amortization.

(2)	Represents an impairment loss. As of June 30, 2016, the maximum exposure to loss is $0.8 million carrying value of the investment on the convertible debt (refer to Note 2).

(3)	Represents depreciation and amortization expense.

(4)	Includes from acquisition date on January 9, 2015 through June 30, 2015.
Townsend Funds

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes the Townsend Funds, which are accounted for at fair value, as of June 30, 2016, for the three months ended June 30, 2016 and for the period from the Townsend Acquisition Date through June 30, 2016 (dollars in thousands):

As of June 30, 2016			Three Months Ended June 30, 2016			Period from the Townsend Acquisition Date through June 30, 2016
Number of Funds(1)	Fair Value(2)	Unfunded Commitments(2)(3)	Income(4)	Distributions(2)	Contributions	Income(4)	Distributions(2)	Contributions
26	$21,455	$10,418	$444	$611	$1,475	$444	$1,009	$4,313
_________________

(1)	Investments in closed-ended funds are not redeemable and investments in open-ended funds have semi-annual redemption options with 120 days advance notice.

(2)
The Company assumed an obligation to the sellers of Townsend, including certain Townsend employees, under which they are entitled to approximately 84% of the value of the Townsend Funds at the Townsend Acquisition Date along with any income related to capital contributed prior to acquisition. The Company is obligated to fund all future contributions and is entitled to any income on such contributions subsequent to the Townsend Acquisition Date. As of June 30, 2016, the carrying amount of such liability is $15.9 million and is recorded in other liabilities. Certain distributions received for the quarter will be paid against the assumed obligation of $15.9 million to the sellers.

(3)	Subsequent to the Townsend Acquisition Date, the Company has commitments to co-invest approximately 1% of the total unfunded commitment in the Townsend Funds.

(4)
The Company’s portion of equity in earnings from the Townsend Funds is $0.2 million for the three months ended June 30, 2016 and for the period from the Townsend Acquisition Date through June 30, 2016.

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
The Term Loan related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. As of June 30, 2016, the Company was in compliance with all of its financial covenants.

6.	Related Party Arrangements
NorthStar Realty
Investment Opportunities
Under the management agreement, NorthStar Realty agreed to make available to the Company for the benefit of the Managed Companies, including NorthStar Realty, all investment opportunities sourced by NorthStar Realty. The Company agreed to fairly allocate such opportunities among the Managed Companies, including NorthStar Realty, in accordance with an investment allocation policy. Pursuant to the management agreement, NorthStar Realty is entitled to fair and reasonable compensation for its services in connection with any loan origination opportunities sourced by it, which may include first mortgage loans, subordinate mortgage interests, mezzanine loans and preferred equity interests, in each case relating to commercial real estate. For the three and six months ended June 30, 2016, the Company incurred $0.2 million and $0.4 million, respectively, to NorthStar Realty for services in connection with loan origination opportunities.
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
Credit Agreement
In connection with the NSAM Spin-off, the Company entered into a revolving credit agreement with NorthStar Realty pursuant to which NorthStar Realty makes available to the Company, on an “as available basis,” up to $250.0 million of financing with a maturity of June 30, 2019 at LIBOR plus 3.50%. The revolving credit facility is unsecured. The Company expects to use the proceeds for general corporate purposes, including potential future acquisitions. In addition, the Company may use the proceeds to acquire assets on behalf of the Managed Companies that the Company intends to allocate to such Managed Company but for

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

which such Managed Company may not then have immediately available funds. The terms of the revolving credit facility contain various representations, warranties, covenants and conditions, including the condition that NorthStar Realty’s obligation to advance proceeds to the Company is dependent upon NorthStar Realty and its affiliates having at least $100.0 million of either unrestricted cash and cash equivalents or amounts available under committed lines of credit, after taking into account the amount the Company seeks to draw under the facility. As of June 30, 2016, the Company had no borrowings outstanding under the credit agreement.
NorthStar Listed Companies Shares
The Company purchased 2.7 million and 0.2 million shares of NorthStar Realty and NorthStar Europe, respectively, in the open market for $52.2 million in the aggregate. For the three and six months ended June 30, 2016, the Company recorded an unrealized loss of $4.6 million and $15.2 million, respectively, which is recorded in unrealized gain (loss) on investments and other and $1.1 million and $2.2 million, respectively, of dividend income recorded in other income on the consolidated statements of operations.
Recent Sales or Commitments to Sell to Retail Companies
During 2016, NorthStar Realty entered into agreements to sell certain assets to the Retail Companies. The board of directors of each Retail Company, including all of the independent directors, approved of the respective transactions after considering, among other matters, third party pricing support.
Healthcare Strategic Joint Venture
In January 2014, the Company entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc., focused on expanding the Company’s healthcare business into a preeminent healthcare platform (“Healthcare Strategic Partnership”). In connection with the partnership, Mr. Flaherty oversees both NorthStar Realty’s healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In connection with entering into the partnership, NorthStar Realty granted Mr. Flaherty certain RSUs, half of which became the Company’s RSUs as a result of NorthStar Realty’s reverse stock split and the NSAM Spin-off (refer to Note 9). The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% above certain hurdles for new and existing healthcare real estate investments held by NorthStar Realty and NorthStar Healthcare. The partnership will also be entitled to any incentive fees earned from NorthStar Healthcare or any future healthcare retail vehicles sponsored by the Company, NorthStar Realty or any affiliates, as well as future healthcare retail vehicles sponsored by AHI Ventures. For the three and six months ended June 30, 2016 and 2015, the Company did not earn incentive fees related to the Healthcare Strategic Partnership.
On February 2, 2015, in connection with the completion of NorthStar Healthcare’s initial primary offering, the Company issued 20,305 RSUs to Mr. Flaherty. On December 17, 2015, in connection with the completion of NorthStar Healthcare’s follow-on public offering, the Company issued 139,473 RSUs to Mr. Flaherty. On January 19, 2016, the Company issued an additional 527 RSUs to Mr. Flaherty.
AHI Venture
In connection with the AHI Interest, AHI Ventures provides certain asset management, property management and other services to affiliates of the Company assisting in managing the current and future healthcare assets (excluding any joint venture assets) of NorthStar Realty and other Retail Companies, including the assets formerly owned by Griffin-American Healthcare REIT II, Inc. (“Griffin-American”) and its former operating partnership, Griffin-American Healthcare REIT II Holdings, LP (“Griffin-America OP portfolio”) and third party assets, representing $7.5 billion, of which $5.5 billion is owned by NorthStar Realty and NorthStar Healthcare. AHI Ventures receives a base management fee of $0.6 million per year plus 0.50% of the equity invested by NorthStar Realty in future healthcare assets (excluding assets in the Griffin-American OP portfolio and other joint ventures) that AHI Ventures may manage. AHI Ventures may also participate in the incentive fees earned by the Company and its affiliates with respect to new and existing healthcare real estate investments held by NorthStar Realty and NorthStar Healthcare, including the Griffin-American OP portfolio, any future healthcare retail vehicles sponsored by the Company, NorthStar Realty or any affiliates, as well as any future healthcare retail vehicles sponsored by AHI Ventures. AHI Ventures would also be entitled to additional base management fees should it manage assets on behalf of any other Managed Companies. AHI Ventures also intends to directly or indirectly sponsor, co-sponsor, form, register, market, advise, manage and/or operate investment vehicles that are intended to invest primarily in healthcare real estate assets. In addition, Mr. Flaherty acquired a 12.3% interest, as adjusted, in AHI Ventures. For the three and six months ended June 30, 2016, the Company incurred $0.4 million and $0.9 million, respectively, of base management fees to AHI, which is recorded in other expenses in the consolidated statements of operations. Also, AHI provides certain asset management, property management and other services to NorthStar Realty to assist in managing its properties. For the three months ended June 30, 2016 and 2015, NorthStar Realty incurred $0.4 million of property management fees to AHI in each period.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the six months ended June 30, 2016 and 2015, NorthStar Realty incurred $0.9 million of property management fees to AHI in each period.
In April 2015, Griffin-American Healthcare REIT III, Inc., a vehicle managed by an affiliate of AHI, distributed shares of its common stock to the members of AHI Ventures, of which the Company received 0.2 million shares in connection with the distribution, which is recorded in other assets on the consolidated balance sheets.
Island Venture
Island is a leading, independent select service hotel management company that currently manages 162 hotel properties, representing $3.9 billion, of which 110 hotel properties totaling $2.1 billion, are owned by NorthStar Realty. Island provides certain asset management, property management and other services to NorthStar Realty to assist in managing its hotel properties. Island receives a base management fee of 2.5% to 3.0% of the current monthly revenue of the NorthStar Realty hotel properties it manages for NorthStar Realty. For the three months ended June 30, 2016 and 2015, NorthStar Realty incurred $4.7 million and $3.0 million, respectively, of base property management and other fees to Island. For the six months ended June 30, 2016 and for the period from acquisition date (January 9, 2015) through June 30, 2015, NorthStar Realty incurred $8.8 million and $6.4 million, respectively, of base property management and other fees to Island.
RXR Realty
In December 2013, NorthStar Realty entered into a strategic transaction with RXR Realty, the co-sponsor of NorthStar/RXR New York Metro. The investment in RXR Realty includes an approximate 27% equity interest. NorthStar Realty’s equity interest in RXR Realty is structured so that the Company is entitled to the portion of distributable cash flow from RXR Realty’s investment management business in excess of the $10 million minimum annual base amount set forth in the management agreement (refer to Note 3). For the three and six months ended June 30, 2016 and 2015, the Company was not entitled to any excess.

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
Securities
As of June 30, 2016 and December 31, 2015, the Company’s securities are valued using quoted prices in an active market, and as such, are classified as Level 1 of the fair value hierarchy. As of June 30, 2016 and December 31, 2015, the fair value is $33.3 million and $46.2 million, respectively.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Townsend Funds
The fair value of the Townsend Funds are estimated by the Company’s proportionate share of net asset value provided by the underlying fund investment based on the most recent available information, which is on a one quarter lag. The Company reviews the net asset value provided by the underlying fund investment managers on an ongoing basis and compares these values to the audited financial statements. As of June 30, 2016, the fair value is $21.5 million.
Convertible Debt Investment
As of June 30, 2016, the Company’s convertible debt investment to Distributed Finance is classified as an available-for-sale debt security and is recorded within other assets on the consolidated balance sheets. The debt investment is valued based on unobservable inputs and as such, is classified as Level 3 of the fair value hierarchy. As of June 30, 2016, the fair value is $0.8 million.
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
Term Loan
The Company uses term to maturity and LIBOR rates to estimate fair value. This fair value measurement is based on observable inputs and as such, is classified as Level 2 of the fair value hierarchy. As of June 30, 2016, the carrying value of the Term Loan is $468.9 million, which approximates fair value.

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
Merger Related Arrangements and Other Costs
The Company entered into fee arrangements with service providers and advisors pursuant to which certain fees incurred by the Company in connection with the Mergers will become payable only if the Company consummates the Mergers. The Company has and will incur other professional fees related to the Mergers.  In addition, the Company will incur cash compensation expenses to executives and employees related to severance, retention and related costs.  There can be no assurances that the Company will complete this or any other transaction. For the three months ended June 30, 2016, the Company recorded an aggregate of $17.8 million in transaction costs in the consolidated statements of operations. To the extent the Mergers are consummated, the Company anticipates incurring a significant amount of additional costs, which with respect to advisors could be up to approximately $30 million.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.	Compensation Expense
Summary

The following table presents a summary of compensation expense for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Salaries and related expenses	$20,323	$17,705	$40,361	$29,850
Equity-based compensation expense	13,637	15,002	30,770	28,620
Total	$33,960	$32,707	$71,131	$58,470
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
Deferred LTIP Units outstanding immediately prior to the NSAM Spin-off were equity awards issued by NorthStar Realty which represented the right to receive LTIP Units in NorthStar Realty’s successor operating partnership or shares of NorthStar Realty common stock (subject to the same vesting conditions). On March 13, 2015, such Deferred LTIP Units were settled in LTIP Units in the Operating Partnership, or shares of restricted stock, which remain subject to the same vesting conditions that applied to the Deferred LTIP Units.
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
In anticipation of the NSAM Spin-off, on April 3, 2014, the Company granted an aggregate of 6,230,529 RSUs to its executive officers pursuant to the NSAM Stock Plan. The RSUs vest over four years and are subject to the achievement of performance-based vesting conditions and continued employment. 40% of these RSUs are performance-based awards and were subject to the achievement of performance-based hurdles relating to CAD of the Company and NorthStar Realty and capital raising of the Retail Companies, as well as continued employment through December 31, 2017 (“Performance RSUs”). 30% of these RSUs are market-based awards and are subject to the achievement of performance-based hurdles relating to the Company’s absolute total stockholder return and continued employment over a four-year period ended April 2, 2018 (“Absolute RSUs”). The remaining 30% of these RSUs are market-based awards and are subject to the achievement of performance-based hurdles based on the Company’s total stockholder return relative to the Russell 2000 Index and continued employment over a four-year period ended April 2, 2018 (“Relative RSUs”). With respect to these grants, the grant date fair value for the Performance RSUs, Absolute RSUs and Relative RSUs was $17.01, $10.22 and $16.21 per RSU, respectively. The grant date fair value was determined using a risk-free interest rate of 1.48%. In May 2014, the Company also granted an aggregate of 1,289,602 of the Performance RSUs, Absolute RSUs and Relative RSUs (net of forfeitures occurring prior to June 30, 2016) with substantially similar terms as the RSUs granted to executives in April 2014 to certain employees pursuant to the NSAM Stock Plan. With respect to these grants, the grant date fair value for the Performance RSUs, Absolute RSUs and Relative RSUs was $16.80, $9.95 and $16.29 per RSU, respectively. The grant date fair value of the Absolute RSUs and Relative RSUs was determined using a risk-free interest rate of 1.29%. In December 2014, the Company determined that the performance hurdles relating to the Performance RSUs were met. On December 31, 2014, the Performance RSUs were settled in shares of the Company’s common stock, of which 25% were vested and the remainder (in the form of restricted stock) were subject to vesting in equal installments on December 31, 2015, 2016 and 2017, subject to continued employment. In connection with the vesting of these shares, on December 31, 2015 and 2014, the Company retired 370,943 and 392,157, respectively, of the vested shares of common stock to satisfy the minimum statutory tax withholding requirements. The common stock retired to satisfy the withholding amounts was recorded as a reduction to additional paid-in capital with an offsetting payable recorded in accounts payable and accrued expenses. On December 31, 2014, the Absolute RSUs and Relative RSUs related to the executives were settled in shares of performance common stock. Upon vesting pursuant to the terms of the Absolute RSUs and Relative RSUs, shares of performance common stock will automatically convert into shares of common stock and the executive will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each share of performance common stock that vests) on or after the date the shares of performance common stock were initially issued.
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
In connection with the long-term bonuses for 2014, the Company determined that the performance hurdles for the approximately 31.65% of the long-term bonuses to be paid in shares of the Company’s common stock were met. On December 31, 2014, the Company paid this portion of the long-term bonus by issuing 795,107 shares of common stock, of which 25% vested immediately and the remainder (in the form of restricted stock) was subject to vesting in equal installments on December 31, 2015, 2016 and 2017, subject to continued employment. In connection with the vesting of these shares, on December 31, 2015 and 2014, the Company retired 100,455 and 108,198, respectively, of the vested shares of common stock to satisfy the minimum statutory withholding requirements. In connection with the remainder of the long-term bonus to be paid by the Company, in February 2015, the Company issued an aggregate of 474,842 shares of performance common stock to executives, which are subject to vesting based on the Company’s absolute total stockholder return and continued employment over the four-year period ending December 31, 2017. With respect to these grants, the grant date fair value was $21.16 per share, which was determined using a risk-free interest rate of 1.00%. Upon vesting, these shares of performance common stock will automatically convert into shares of common stock and the executives will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each share of performance common stock that vests) on or after January 1, 2015. In February 2015, the Company also granted 606,486 shares of common stock, net of forfeitures occurring prior to June 30, 2016, to certain non-executive employees, subject to time based vesting conditions through January 29, 2018.
In the first quarter 2015, the Company’s compensation committee established bonus pools, awarded bonus pool percentages and established the performance goals, vesting requirements and other terms and conditions applicable to bonuses for 2015 under the NSAM Bonus Plan. Long-term bonuses for 2015 were paid in equity-based awards of the Company, NorthStar Realty and NorthStar Europe, subject to performance-based and time-based vesting conditions over the four-year performance period from January 1, 2015 through December 31, 2018. In February 2016, 31.65% of these long-term bonuses were paid by the Company by issuing 1,719,545 restricted shares of common stock to the Company’s executive officers, of which 25% were vested upon grant and the remainder is subject to vesting in equal installments on December 31, 2016, 2017 and 2018, subject to the recipient’s continued employment through the applicable vesting dates. The issuance of these restricted shares was subject to the achievement of performance-based hurdles relating to CAD of the Company, NorthStar Realty and NorthStar Europe or capital raising of the Retail Companies in 2015. In connection with the issuance of these shares, in February 2016, the Company retired 226,745 of the vested shares of common stock to satisfy the minimum statutory withholding requirements. In addition, in February 2016, 18.35% of these long-term bonuses are performance-based awards that were paid by the Company by issuing 996,957 shares of performance common stock to the Company’s executive officers, which are subject to vesting based on the Company’s absolute total stockholder return, CAD and continued employment over the four-year period ending December 31, 2018. With respect to these grants, the grant date fair value was $3.43 per share, which was determined using a risk-free interest rate of 0.88%. Upon vesting, these shares of performance common stock will automatically convert into shares of common stock and the executives will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each share of performance common stock that vests) on or after January 1, 2015. In February 2016, the Company granted 828,722 (net of forfeitures occurring prior to June 30, 2016) restricted shares of common stock to certain of its non-executive employees, with substantially similar terms to the executive awards subject to time-based vesting conditions. The remaining approximately 50% of long-term bonuses paid to executives and non-executive employees are being paid by NorthStar Realty and NorthStar Europe.
NorthStar Realty Equity Plans
In connection with the NSAM Spin-off, the Company issued the following related to the NorthStar Realty Equity Plans that remain outstanding as of June 30, 2016: 249 shares of restricted stock, net of forfeitures, which remain subject to vesting; 1,124,984 LTIP Units, net of forfeitures and conversions, of which 280,567 remain subject to vesting; and 500,371 RSUs related to executives only, which remain subject to vesting based on performance and continued employment. On December 31, 2014, the performance hurdle for an incremental 762,898 of RSUs was met pursuant to NorthStar Realty’s bonus plan for 2011. To settle these RSUs, on January 1, 2015 the Company issued 49,149 shares of common stock, net of the minimum statutory tax withholding requirements and the Company issued 665,747 Deferred LTIP Units, which subsequently settled to LTIP Units with the creation of the Operating Partnership on March 13, 2015.
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
In December 2015 and January 2016, in connection with the completion of the follow-on public offering by NorthStar Healthcare and the services Mr. Flaherty provides to the Healthcare Strategic Partnership, the Company issued an aggregate of 140,000 incremental RSUs to Mr. Flaherty, of which 139,473 vest on December 17, 2018 and 527 vest on January 19, 2019, unless certain conditions are met.
AHI
On December 8, 2014, the Company acquired an interest in AHI for $37.5 million in cash and $20.0 million of common stock, representing 956,462 shares. In connection with this acquisition, the Company required the seller to subject one-half of these shares to forfeiture conditions that lapse based on the continued service to AHI of its three principals, with forfeiture conditions with respect to 50% of these shares lapsing two years after the closing date of the Company’s acquisition and the remaining 50% lapsing five years after the closing date. As a result of this vesting arrangement, $10.0 million of common stock (or 478,231 shares) subject to this arrangement is treated as a contingent consideration arrangement tied to continued employment of the AHI principals as an incentive to remain as employees of AHI. As such, this contingent consideration arrangement is accounted for separately as a compensatory arrangement with amortization of such equity award being recorded by the Company through equity in earnings. The AHI principals are also entitled to incremental grants of the Company’s common stock subject to certain conditions being met pursuant to a separate contractual arrangement entered into in connection with the Company’s AHI investment. For the three and six months ended June 30, 2016, no incremental awards were issued.
In March 2016, the Company issued approximately 94,000 shares to employees of AHI in settlement of the commitment to contribute $1.0 million in shares related to equity incentives and will contribute $1.0 million in shares in March 2017 related to the year ended 2016.
Townsend
Subsequent to the Company’s acquisition of its interest in Townsend, in February 2016, the Company granted 658,330 shares of common stock to certain members of Townsend’s management team who own the remaining interest in Townsend. The grant was based on the Company’s stock price on such date and is related to future services to be rendered and subject to time-based vesting conditions through December 31, 2020. Such shares were not part of the acquisition cost.
Equity-based Compensation Summary
As of June 30, 2016, an aggregate of 30,072,659 shares of the Company’s common stock were reserved for the issuance of awards under the 2014 NSAM Plan, subject to equitable adjustment upon the occurrence of certain corporate events, provided that this number automatically increases each January 1st by 2% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31st.
Equity-based compensation expense for the three and six months ended June 30, 2016 and 2015 represents the Company’s equity-based compensation expense following the NSAM Spin-off.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present equity-based compensation expense for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Time-Based Awards		Performance-Based Awards		Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015	2016	2015
NSAM spin grants(1)	$2,000	$3,868	$3,653	$3,736	$5,653	$7,604
NSAM bonus plan	4,725	3,294	1,177	878	5,902	4,172
NorthStar Realty bonus plan(2)	1,017	2,159	591	967	1,608	3,126
Townsend grants	367	—	—	—	367	—
Dividends to non-employees	107	100	—	—	107	100
Total	$8,216	$9,421	$5,421	$5,581	$13,637	$15,002
__________________

(1)
Represents equity-based compensation expense for one-time grants issued related to the NSAM Spin-off. Certain awards had performance-based conditions which were met upon issuance, and accordingly, are included in time-based awards as they are only currently subject to continued employment conditions.

(2)	Represents equity-based compensation expense related to annual grants issued by NorthStar Realty prior to the NSAM Spin-off.

	Time-Based Awards		Performance-Based Awards		Total
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015
NSAM spin grants(1)	$4,022	$7,677	$7,367	$7,415	$11,389	$15,092
NSAM bonus plan	12,893	5,029	2,176	1,216	15,069	6,245
NorthStar Realty bonus plan(2)	2,295	5,129	1,183	1,923	3,478	7,052
Townsend grants	601	—	—	—	601	—
Dividends to non-employees	233	231	—	—	233	231
Total	$20,044	$18,066	$10,726	$10,554	$30,770	$28,620
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
The following table presents activity related to the issuance, vesting and forfeitures of restricted stock and LTIP Units. The balance as of June 30, 2016 represents LTIP Units whether vested or not that are outstanding and unvested shares of restricted stock (grants in thousands):

	Six Months Ended June 30, 2016
	Restricted Stock(1)		LTIP Units	Total Grants	Weighted Average Grant Price
December 31, 2015	3,268		1,792	5,060	$22.02
New grants	2,577		—	2,577	10.85
Townsend grants	658		—	658	11.00
Vesting	(771)	(2)	—	(771)	13.87
Forfeited or canceled grants	(36)		(1)	(37)	18.67
June 30, 2016	5,696		1,791	7,487	$18.06
___________________

(1)	Represents restricted stock included in common stock.

(2)	Includes 0.5 million shares of restricted stock that vested and 0.3 million shares of restricted stock that were retired to satisfy minimum statutory withholding requirements.
As of June 30, 2016, equity-based compensation expense to be recognized over the remaining vesting period through December 2020 is $96.6 million, provided there are no forfeitures.
In connection with the Mergers, substantially all outstanding time-based equity awards issued to executives and non-executive employees will vest in accordance with their terms.  In addition, all or a portion of the outstanding NSAM performance-based awards issued to executives and non-executives will vest in accordance with their terms, subject to forfeiture and reduction.

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
Share Repurchase
In April 2015, the Company’s board of directors authorized the repurchase of up to $400 million of its outstanding common stock. In May 2016, the Company’s board of directors extended the authorization for an additional year. The authorization expires in April 2017, unless otherwise extended by the Company’s board of directors. From April 2015 through December 31, 2015, the Company repurchased 7.8 million shares of its common stock for approximately $105.2 million. For the six months ended June 30, 2016, the Company did not repurchase any shares of its common stock.
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

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Earnings Per Share
Basic and diluted earnings per share and the average number of common shares outstanding were calculated using the number of common stock outstanding. The Company presents common shares issued in connection with the NSAM Spin-off as if it had been outstanding for all periods presented, similar to a stock split. The following table presents EPS for the three and six months ended June 30, 2016 and 2015 (dollars and shares in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to NorthStar Asset Management Group Inc. common stockholders	$10,924	$38,024	$28,497	$59,792
Less: Earnings (loss) allocated to unvested participating securities	(805)	(1,315)	(1,868)	(2,226)
Numerator for basic income (loss) per share	10,119	36,709	26,629	57,566
Add: Undistributed earnings allocated to participating nonvested shares	—	682	—	822
Less: Undistributed earnings reallocated to participating nonvested shares	—	(457)	—	(705)
Net income (loss) attributable to LTIP Units non-controlling interests	111	188	286	390
Numerator for diluted income (loss) per share	$10,230	$37,122	$26,915	$58,073

Denominator:
Weighted average number of shares of common stock	183,325	189,599	183,177	189,574
Incremental diluted shares	1,792	4,210	1,792	4,090
Weighted average number of diluted shares(1)	185,117	193,809	184,969	193,664
Earnings (loss) per share:
Basic	$0.06	$0.19	$0.15	$0.30
Diluted	$0.06	$0.19	$0.15	$0.30
_______________________

(1)
Diluted EPS excludes the effect of equity-based awards issued that were not dilutive for the periods presented. These instruments could potentially impact diluted EPS in future periods, depending on changes in the Company’s stock price and other factors.

11.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate LTIP Units held by limited partners (the “Unit Holders”) in the Operating Partnership. Net income (loss) attributable to the non-controlling interest is based on the weighted average Unit Holders’ ownership percentage of the Operating Partnership for the respective period. The issuance of additional common stock or LTIP Units changes the percentage ownership of both the Unit Holders and the Company. Since an LTIP Unit is generally redeemable for cash or common stock at the option of the Company, it is deemed to be equivalent to common stock. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and non-controlling interests on the accompanying consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership. On a quarterly basis, the carrying value of such non-controlling interest is allocated based on the number of LTIP Units held by Unit Holders in total in proportion to the number of LTIP Units in total plus the number of shares of common stock. In connection with the formation of the Operating Partnership, the Company recorded a non-controlling interest of $4.4 million related to LTIP Units. As of June 30, 2016, 1,790,730 LTIP units were outstanding, representing a 1.0% ownership and non-controlling interest in the Operating Partnership. Income attributable to the Operating Partnership non-controlling interest for the three and six months ended June 30, 2016 was $0.1 million and $0.3 million, respectively.

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
The following table presents a summary of changes in the redeemable non-controlling interests from the Townsend Acquisition Date through June 30, 2016 (dollars in thousands):

Beginning balance	$—
Contributions	75,703
Distributions	(2,482)
Net income (loss)	2,136
Currency translation adjustment and other	(176)
Ending balance	$75,181

12.	Income Taxes
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
For the three months ended June 30, 2016 and 2015, the Company incurred $1.2 million and $12.1 million of income tax expense, respectively. For the six months ended June 30, 2016 and 2015, the Company incurred $3.6 million and $20.0 million of income tax expense, respectively, which is based on a full year estimated effective tax rate of approximately 11.3% and 25.0%, respectively. The Company operates internationally and domestically through multiple operating subsidiaries. Each of the jurisdictions in which the Company operates has its own tax law and tax rate and the tax rate outside the United States may be lower than the U.S. federal statutory income tax rate.

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

•
Direct Investments - Invests in strategic partnerships and joint ventures with third-parties, either consolidated or unconsolidated, with expertise in commercial real estate or other sectors and markets, where the Company benefits from the fee stream and potential incentive fee. Direct investments currently represent the Company’s investment in Townsend which focuses on institutional capital and unconsolidated interests such as AHI and Island.

•
Corporate/Other - Includes corporate level general and administrative expenses, as well as special servicing on a fee basis in connection with certain securitization transactions. In addition, includes opportunistic investments, such as the Company’s recent purchase of NorthStar Listed Companies common stock.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company began earning fees from NorthStar Europe on November 1, 2015 and from Townsend on the Townsend Acquisition Date. The following tables present segment reporting for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

Statement of Operations:
Three Months Ended June 30, 2016	NorthStar Listed Companies	Retail Companies	Broker Dealer(1)	Direct Investments	Corporate/Other		Total
Asset management and other fees	$50,157	$22,115	$—	$17,809	$—		$90,081
Selling commission and dealer manager fees, related parties	—	—	4,888	—	—		4,888
Commission expense	—	—	4,471	—	—		4,471
Interest expense	—	—	—	—	6,922		6,922
Compensation expense	—	—	2,317	7,328	24,315		33,960
Other general and administrative expenses	—	—	2,074	1,502	7,023		10,599
Equity in earnings (losses) of unconsolidated ventures(2)	—	—	—	(852)	—		(852)
Income tax benefit (expense)	—	—	—		(1,154)		(1,154)
Net income (loss)	50,157	22,115	(4,001)	5,896	(62,028)	(3)	12,139
_______________

(1)	Direct general and administrative expenses incurred by the broker dealer.

(2)
For the three months ended June 30, 2016, the Company recognized in equity in earnings (losses), operating income of $2.4 million, which excludes $0.5 million impairment loss, $2.9 million of equity-based compensation expense and depreciation and amortization expense and $0.2 million related to the Townsend Funds.

(3)	Includes general and administrative expenses including equity-based compensation of $13.0 million, transaction costs of $17.8 million and unrealized loss of $4.6 million.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of Operations:
Three Months Ended June 30, 2015	NorthStar Listed Companies(1)	Retail Companies(1)	Broker Dealer(2)	Direct Investments	Corporate/Other(1)	Total
Asset management and other fees	$51,744	$38,614	$—	$—	$—	$90,358
Selling commission and dealer manager fees, related parties	—	—	28,337	—	—	28,337
Commission expense	—	—	26,338	—	—	26,338
Compensation expense	—	—	1,705	—	31,002	32,707
Other general and administrative expenses	—	—	2,848	—	6,407	9,255
Equity in earnings (losses) of unconsolidated ventures(3)	—	—	—	90	—	90
Income tax benefit (expense)	—	—	—	—	(12,055)	(12,055)
Net income (loss)	51,744	38,614	(2,583)	90	(49,653)	38,212
_______________

(1)
In the fourth quarter of 2014, the Company refined its segments to conform with its management of such businesses. Accordingly, certain fees that previously eliminated in consolidation between these segments are recorded within the Corporate segment. In consolidation, the intercompany fees continue to be eliminated. The Company has reclassified the prior period segment financial results to conform to the current presentation.

(2)	Direct general and administrative expenses incurred by the broker dealer.

(3)
For the three months ended June 30, 2015, the Company recognized in equity in earnings (losses), operating income of $2.9 million, which excludes $2.8 million of equity-based compensation expense and depreciation and amortization expense.

Statement of Operations:
Six Months Ended June 30, 2016	NorthStar Listed Companies	Retail Companies	Broker Dealer(1)	Direct Investments	Corporate/Other		Total
Asset management and other fees	$100,184	$56,263	$—	$29,914	$—		$186,361
Selling commission and dealer manager fees, related parties	—	—	11,259	—	—		11,259
Commission expense	—	—	10,417	—	—		10,417
Interest expense	—	—	—	—	12,086		12,086
Compensation expense	—	—	4,895	12,418	53,818		71,131
Other general and administrative expenses	—	—	4,192	2,397	14,333		20,922
Equity in earnings (losses) of unconsolidated ventures(2)	—	—	—	(5,282)	—		(5,282)
Income tax benefit (expense)	—	—	—		(3,623)		(3,623)
Net income (loss)	100,184	56,263	(8,295)	7,837	(125,070)	(3)	30,919
__________________

(1)	Direct general and administrative expenses incurred by the broker dealer.

(2)
For the six months ended June 30, 2016, the Company recognized in equity in earnings (losses), operating income of $3.7 million, which excludes $2.4 million impairment loss, $6.7 million of equity-based compensation expense and depreciation and amortization expense and $0.2 million related to the Townsend Funds.

(3)	Includes general and administrative expenses including equity-based compensation of $29.5 million, transaction costs of $25.1 million and unrealized loss of $15.3 million.

Statement of Operations:
Six Months Ended June 30, 2015	NorthStar Listed Companies(1)	Retail Companies(1)	Broker Dealer(2)	Direct Investments	Corporate/Other(1)	Total
Asset management and other fees	$99,995	$51,742	$—	$—	$—	$151,737
Selling commission and dealer manager fees, related parties	—	—	58,260	—	—	58,260
Commission expense	—	—	54,034	—	—	54,034
Compensation expense	—	—	3,940	—	54,530	58,470
Other general and administrative expenses	—	—	4,765	—	10,595	15,360
Equity in earnings (losses) of unconsolidated ventures(3)	—	—	—	(781)	—	(781)
Income tax benefit (expense)	—	—	—	—	(19,992)	(19,992)
Net income (loss)	99,995	51,742	(4,549)	(781)	(86,225)	60,182
_______________

(1)
In the fourth quarter of 2014, the Company refined its segments to conform with its management of such businesses. Accordingly, certain fees that previously eliminated in consolidation between these segments are recorded within the Corporate segment. In consolidation, the intercompany fees continue to be eliminated. The Company has reclassified the prior period segment financial results to conform to the current presentation.

(2)	Direct general and administrative expenses incurred by the broker dealer.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(3)
For the six months ended June 30, 2015, the Company recognized in equity in losses, operating income of $5.3 million, which excludes $6.1 million of equity-based compensation expense and depreciation and amortization expense.

Total Assets	NorthStar Listed Companies(1)	Retail Companies(1)	Broker Dealer	Direct Investments	Corporate/Other	Total
June 30, 2016	$53,334	$58,759	$6,543	$578,400	$118,477	$815,513
December 31, 2015	50,924	66,246	16,470	88,069	153,112	374,821
_______________

(1)	Primarily represents receivables from related parties as of June 30, 2016. Subsequent to June 30, 2016, the Company received $55.8 million of reimbursements from the Managed Companies and Townsend.

14.	Subsequent Events
Dividends
On August 2, 2016, the Company declared a dividend of $0.10 per share of common stock. The common stock dividend will be paid on August 19, 2016 to stockholders of record as of the close of business on August 15, 2016.
Colony NorthStar Registration Statement
On July 28, 2016, Colony NorthStar, a Maryland subsidiary of NSAM that will be the surviving parent company of the combined company, filed with the SEC a registration statement on Form S-4 that includes a joint proxy statement of the Company, Colony and NorthStar Realty and that also constitutes a prospectus of Colony NorthStar.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in Item 1. “Financial Statements” of this report. References to “NSAM,” the “Company,” “we,” “us” or “our” refer to NorthStar Asset Management Group Inc. and its subsidiaries unless the context specifically requires otherwise.
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
We have a substantial business raising and managing capital in the retail marketplace accessing a variety of pools of capital and through various vehicles that include REITs, closed-end funds and others that we may form in the future. We earn various fees from managing this capital and we refer to this platform as our Retail Business. Certain of our affiliates also manage NorthStar Realty’s previously sponsored non-traded companies which raise capital through the retail market, as well as any new non-traded company and any future sponsored company that raises capital from retail investors, referred to as our Retail Companies and together with the NorthStar Listed Companies, referred to as our Managed Companies.
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
On January 29, 2016, we acquired an approximate 84% interest in Townsend Holdings LLC, or Townsend, or the Townsend Acquisition Date, a leading global provider of investment management and advisory services focused on real assets. Founded in 1983, Townsend is the manager or advisor to $176 billion of real assets as of June 30, 2016. Townsend’s management team owns the remainder of the business and continues to direct day-to-day operations, subject to the oversight and direction of its board of directors which is controlled by NSAM. We acquired the interest in Townsend for approximately $383 million, net of post-closing adjustments. In connection with the acquisition, we obtained a $500 million term loan, which was used to fund the transaction, repay in full the amount outstanding under our revolving credit agreement and for general corporate purposes, including repurchases of our common stock.
We earn asset management and other fees, directly or indirectly, pursuant to management and other contracts and direct investments. In addition, we own NorthStar Securities, LLC, or NorthStar Securities, a captive broker-dealer platform registered with the United States Securities and Exchange Commission, or SEC, which raises capital in the retail market for our Retail Companies.
As of June 30, 2016, adjusted for sales, acquisitions and commitments to sell or acquire investments by our Managed Companies and Townsend, through August 2, 2016, we had $40 billion of assets under management. In addition, inception to date, we invested $483 million in direct investments in entities that manage $26 billion, including assets held by our Managed Companies, across a variety of asset classes. We may also make opportunistic investments that take advantage of market dynamics.
Merger Agreement with NorthStar Realty and Colony Capital, Inc.
In June 2016, we announced that we entered into a merger agreement with NorthStar Realty and Colony Capital, Inc., or Colony, under which the companies will combine in an all-stock merger of equals transaction to create an internally-managed, diversified real estate and investment management platform, or the Mergers. The transaction has been unanimously approved by our and NorthStar Realty’s Special Committee and board of directors and the board of directors of Colony.

Under the terms of the merger agreement, we will redomesticate to Maryland and elect to be treated as a REIT beginning in 2017, and NorthStar Realty and Colony, through a series of transactions, will merge with and into the redomesticated NSAM, which will be renamed Colony NorthStar, Inc. Our common stockholders will receive one share of Colony NorthStar's common stock for each share of common stock they own. Upon completion of the transaction, NorthStar Realty stockholders will own approximately 33.90%, Colony stockholders will own approximately 33.25% and our stockholders will own approximately 32.85% of the combined company on a fully diluted basis, excluding the effect of certain equity-based awards issuable in connection with the Mergers.  Prior to the closing of the Mergers, we expect our board of directors or a duly authorized committee thereof to declare a special cash dividend in the amount of $128 million to our common stockholders.
The transaction is expected to close in January 2017, subject to, among other things, regulatory approvals and the receipt of NSAM’s, Colony’s and NorthStar Realty’s respective stockholder approvals.
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

•
Direct Investments - Invests in strategic partnerships and joint ventures with third-parties, either consolidated or unconsolidated, with expertise in commercial real estate or other sectors and markets, where we benefit from the fee stream and potential incentive fee. Direct investments currently represents our investment in Townsend which focuses on institutional capital and unconsolidated interests such as in American Healthcare Investors LLC, or AHI and Island Hospitality Group Inc., or Island.

•
Corporate/Other - Includes corporate level general and administrative expenses, as well as special servicing on a fee basis in connection with certain securitization transactions. In addition, includes opportunistic investments, such as our recent purchase of NorthStar Listed company’s common stock.

Our Business
Our primary business objective is to provide asset management and other services by managing our NorthStar Listed Companies and our Retail Companies, both in the United States and internationally. We earn asset management and other fees pursuant to management and other contracts and through our direct and indirect investments in strategic partnerships and joint ventures. Our growth will depend upon the ability of our NorthStar Listed Companies and our Retail Companies to grow by raising capital, which in turn is driven by their investment activities and overall performance. In addition, growth in our assets under management from our Retail Companies is impacted by the ability to raise capital in the retail market through NorthStar Securities. Our Managed Companies have historically invested in the CRE industry and have demonstrated the ability to invest and create value through multiple real estate cycles and changing market conditions. We expanded the scope of our asset management business beyond real estate by creating and managing additional types of investment vehicles that we expect will appeal to a broader retail investor base.
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
The following table presents the investments of our Managed Companies, Townsend and assets under management of our current and pending consolidated direct investments as of June 30, 2016, adjusted for sales, acquisitions and commitments to sell or acquire investments by our Managed Companies and Townsend through August 2, 2016 (dollars in thousands):

	June 30, 2016
	Amount(1)	Percentage
NorthStar Listed Companies
NorthStar Realty	$17,418,734	43.2%
NorthStar Europe	2,056,702	5.1%
Subtotal NorthStar Listed Companies	19,475,436	48.3%
Retail Companies
NorthStar Income	1,783,729	4.4%
NorthStar Healthcare	2,769,661	6.9%
NorthStar Income II	1,752,034	4.3%
NorthStar/RXR New York Metro	4,893	—
NorthStar Corporate Fund	1,370	—
Subtotal Retail Companies	6,311,687	15.6%
Subtotal Managed Companies	25,787,123	63.9%
Institutional Capital
Townsend(2)	14,542,099	36.1%
Total	$40,329,222	100.0%
__________________

(1)
Based on investments reported by each Managed Company, except for NorthStar Healthcare which excludes its proportionate interest in certain healthcare joint ventures with NorthStar Realty and includes pro forma adjusted for sales and commitments to sell certain assets subsequent to the period presented.

(2)	As of June 30, 2016, Townsend is the advisor to approximately $161.9 billion of real assets.
We have also invested in indirect investments through strategic partnerships and joint ventures. The following table presents the assets under management of our investments in unconsolidated ventures as of June 30, 2016 (dollars in millions):

	Assets Under Management(1)	Primary Business	Ownership Interest
AHI(2)	$2,326	Healthcare real estate management	43%
Island(3)	1,840	Select service hotels management	45%
Total	$4,166
_________________

(1)	Excludes NorthStar Realty and NorthStar Healthcare’s proportionate interest in assets managed by such partner.

(2)	In December 2014, we acquired an interest in AHI for $58 million, consisting of $38 million in cash and $20 million of our common stock, or the AHI Interest.

(3)
In January 2015, we acquired an interest in Island for $38 million, consisting of $33 million in cash and $5 million of our common stock, or the Island Interest. Our investment in Island is expected to be sold in connection with the Mergers.

In connection with these investments, we earn fees and may be entitled to certain incentive fees. In addition, AHI and Island provide certain asset management, property management and other services to our Managed Companies, either directly or indirectly through us, to assist in managing the current and future assets of our Managed Companies.
The following table presents asset management and other fees earned from our Managed Companies and Townsend (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
NorthStar Listed Companies(1)	$50,156	$51,744	$100,184	$99,995
Retail Companies	22,116	38,614	56,263	51,742
Institutional Capital(2)	17,809	—	29,914	—
Total	$90,081	$90,358	$186,361	$151,737
_________________

(1)	We began earning fees from NorthStar Europe on November 1, 2015.

(2)
Represents fees earned through our investment in Townsend. We began earning fees on the Townsend Acquisition Date. We were also entitled to $1.8 million of management and other fees from January 14, 2016 to the Townsend Acquisition Date, which was recorded net of operating expenses in other income.

NorthStar Listed Companies
We provide asset management and other services on a fee basis to our NorthStar Listed Companies.

•
NorthStar Realty - NorthStar Realty is a diversified commercial real estate company with 91% of its total assets invested directly or indirectly in real estate, including healthcare, hotel, manufactured housing, net lease, multifamily and multi-tenant office properties. NorthStar Realty invests in multiple asset classes across CRE that it expects will generate attractive risk-adjusted returns and may take the form of acquiring real estate, originating or acquiring senior or subordinate loans, as well as pursuing opportunistic CRE investments.

•
NorthStar Europe - On October 31, 2015, NorthStar Realty completed the NRE Spin-off. NorthStar Europe is a newly-formed European focused commercial real estate company with predominately prime office properties in key cities within Germany, the United Kingdom and France. NorthStar Europe seeks to provide stockholders with stable and recurring cash flow supplemented by capital growth over time.

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
The following table presents a summary of the fee arrangements and amounts earned from our NorthStar Listed Companies:

	NorthStar Realty	NorthStar Europe
Commencement date	July 1, 2014	November 1, 2015
Current in place annual base management fee(1)	$186 million	$14 million
Incentive fee hurdle to CAD per share(2)
15%	Excess of $0.68 and up to $0.78(3)	Excess of $0.30 and up to $0.36
25%	Excess of $0.78(3)	Excess of $0.36
Base management fee
Three months ended June 30, 2016	$46.7 million	$3.5 million
Three months ended June 30, 2015(4)	$48.2 million	—
Six months ended June 30, 2016	$93.2 million	$7.0 million
Six months ended June 30, 2015(4)	$93.6 million	—
Incentive fee
Three months ended June 30, 2016	—	—
Three months ended June 30, 2015(4)	$3.5 million	—
Six months ended June 30, 2016	—	—
Six months ended June 30, 2015(4)	$6.4 million	—
_________________

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

(3)	After giving effect to NorthStar Realty’s reverse stock split in October 2015 and the NRE Spin-off.

(4)	We began earning fees from NorthStar Europe on November 1, 2015.
Additional NorthStar Listed Companies’ Management Agreement Terms

•	20-year initial term, which automatically renews for additional 20-year terms each anniversary thereafter unless earlier terminated for “cause.”

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

•
Our management agreements with NorthStar Realty and NorthStar Europe provide that in the event of a change of control or other event that could be deemed an assignment by us of the management agreement, NorthStar Realty and NorthStar Europe, respectively, will consider such assignment in good faith and not unreasonably withhold, condition or delay its consent. The management agreements further provide that NorthStar Realty and NorthStar Europe, respectively, anticipate consent would be granted for an assignment or deemed assignment to a party with expertise in commercial real estate and over $10 billion of assets under management. The management agreements also provide that, notwithstanding anything in the agreement to the contrary, to the maximum extent permitted by applicable law, rules and regulations, in connection with any merger, sale of all or substantially all of the assets, change of control, reorganization, consolidation or any similar transaction of us, on the one hand, or NorthStar Realty or NorthStar Europe, on the other hand, directly or indirectly, the surviving entity will succeed to the terms of the management agreement. Upon completion of the Mergers, the management agreement with NorthStar Realty will cease to exist.

Payment of Costs and Expenses and Expense Allocation
Our NorthStar Listed Companies are each responsible for all of their direct costs and expenses and will reimburse us for costs and expenses incurred by us on their behalf. In addition, we may allocate indirect costs to our NorthStar Listed Companies related to employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, our applicable NorthStar Listed Company’s management agreements with us, or the G&A Allocation. Our management agreements with our NorthStar Listed Companies each provide that the amount of the G&A Allocation will not exceed the following: (i) 20% of the combined total of: (a) our NorthStar Listed Companies’ general and administrative expenses as reported in their consolidated financial statements excluding (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to us under the terms of the applicable management agreement and (4) any allocation of expenses from us to our NorthStar Listed Companies, or our NorthStar Listed Companies’ G&A; and (b) our general and administrative expenses as reported in our consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any of our Managed Companies; less (ii) our NorthStar Listed Companies’ G&A. The G&A Allocation may include our applicable NorthStar Listed Company’s allocable share of our compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing such NorthStar Listed Company’s affairs, based upon the percentage of time devoted by such personnel to such NorthStar Listed Company’s affairs. The G&A Allocation may also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses which may be allocated based on various methodologies, such as weighted average employee count or the percentage of time devoted by personnel to such NorthStar Listed Companies’ affairs. In addition, each NorthStar Listed Company will pay directly or reimburse us for an allocable portion of any severance paid pursuant to any employment, consulting or similar service agreements in effect between us and any of our executives, employees or other service providers. For the three and six months ended June 30, 2016, we allocated $0.2 million and $0.5 million, respectively, of costs to NorthStar Listed Companies. Such amount is recorded net of general and administrative expense in the consolidated statements of operations.
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

Retail Companies
We raise or seek to raise capital for our Retail Companies through NorthStar Securities. The following table presents a summary of the fee arrangements with our current Retail Companies, which are effective:

	NorthStar	NorthStar	NorthStar	NorthStar/RXR	NorthStar	NorthStar
	Income	Healthcare	Income II	New York Metro(9)	Corporate Fund(12)	Capital Fund(17)
Offering amount(1)	$1.2 billion	$2.1 billion	$1.65 billion	$2.0 billion(10)	$3.2 billion(13)	$3.2 billion(13)
Total capital raised through August 2, 2016(2)	$1.3 billion	$1.8 billion(8)	$1.1 billion	$2.7 million(10)	$2.2 million(14)	$2.2 million(17)
Total investments as of June 30, 2016	$1.9 billion	$3.4 billion	$1.3 billion	$4.9 million	$1.4 million	N/A
Primary strategy	CRE Debt	Healthcare Equity and Debt	CRE Debt	New York Metro Area CRE Equity and Debt	Middle Market Non-Real Estate Business Loans and Securities	CRE Debt and Equity
Primary offering period	Completed July 2013	Completed January 2016(8)	Ends November 2016	Ends February 2018(11)	Ends March 2019(11)	Ends March 2019(11)
Asset Management and Other Fees:
Asset management fees	1.25% of assets(3)	1.00% of assets(3)	1.25% of assets(3)	1.25% of assets(3)	2.0% of average gross assets(16)	2.0% of average gross assets(16)
Acquisition fees(4)	1.00% of investments	2.25% for real estate properties 1.00% of other investments	1.00% of investments	2.25% for real estate properties 1.00% of other investments	N/A	N/A
Disposition fees(5)	1.00% of sales price	2.00% for real estate properties 1.00% of sales price for debt investments	1.00% of sales price	2.00% for real estate properties 1.00% of sales price for debt investments	N/A	N/A
Incentive payments	15.00% of net cash flows after an 8.00% return(6)	15.00% of net cash flows after a 6.75% return(6)(7)	15.00% of net cash flows after a 7.00% return(6)	15.00% of net cash flows after a 6.00% return	(15)	(15)
________________

(1)	Represents amount of shares registered to offer pursuant to each Retail Company’s public offering, distribution reinvestment plan and follow-on public offering.

(2)	Includes capital raised through distribution reinvestment plans.

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

(8)
NorthStar Healthcare successfully completed its initial public offering on February 2, 2015 by raising $1.1 billion in capital and its follow-on public offering on January 19, 2016 by raising $0.7 billion in capital.

(9)	Any asset management and other fees incurred by NorthStar/RXR New York Metro will be shared equally between us and RXR Realty, as co-sponsors.

(10)
NorthStar/RXR New York Metro’s amended registration statement to offer an additional class of common shares was declared effective by the SEC and the minimum offering amount has been satisfied. NorthStar/RXR New York Metro began raising capital in the second quarter 2016.

(11)	Offering period subject to extension as determined by the board of directors or trustees of each Retail Company.

(12)
NorthStar Corporate Fund engaged OZ Institutional Credit Management LP, or OZ Credit Management, an affiliate of Och-Ziff Capital Management Group, LLC, or Och-Ziff, an alternative asset manager, to serve as its sub-advisor to manage investments. Any asset management and other fees paid by NorthStar Corporate Fund will be shared between the Company and OZ Credit Management, as co-sponsors.

(13)	Offering is for two feeder funds in a master feeder structure.

(14)	NorthStar Corporate Fund was declared effective by the SEC and the minimum offering amount has been satisfied. We expect to begin raising capital in the second half of 2016.

(15)	Calculated based on 100% of the net investment income before such incentive fee when such hurdle rate exceeds 7.00% but less than 8.75% plus 20% when such amount is equal to or in excess 8.75%.

(16)	Calculated excluding cash and cash equivalents.

(17)	NorthStar Capital Fund was declared effective by the SEC and the minimum offering amount has been satisfied. We expect to begin raising capital in the second half of 2016.

The following tables present a summary of asset management and other fees we earned from our current Retail Companies which are effective and investing capital (dollar in thousands):

	Three Months Ended June 30, 2016
	NorthStar Income	NorthStar Healthcare	NorthStar Income II	NorthStar/RXR New York Metro	NorthStar Corporate Fund	Total

Asset management fees	$5,558	$8,346	$3,987	$4	$2	$17,897
Acquisition fees	744	84	216	28	—	1,072
Disposition fees	1,024	—	2,123	—	—	3,147
Total	$7,326	$8,430	$6,326	$32	$2	$22,116

	Six Months Ended June 30, 2016
	NorthStar Income	NorthStar Healthcare	NorthStar Income II	NorthStar/RXR New York Metro	NorthStar Corporate Fund	Total

Asset management fees	$10,908	$15,810	$8,607	$4	$2	$35,331
Acquisition fees	2,724	12,247	848	28	—	15,847
Disposition fees	2,332	—	2,753	—	—	5,085
Total	$15,964	$28,057	$12,208	$32	$2	$56,263
The following table presents a summary of our current Retail Companies which are effective and their capital raising activity for the six months ended June 30, 2016, year ended December 31, 2015 and from inception through August 2, 2016:

				Capital Raised (in thousands)(2)
				Six Months Ended		Year Ended	Inception through
	Primary Strategy	Offering Amount(1)	Offering Period	June 30, 2016		December 31, 2015	August 2, 2016
NorthStar Income	CRE Debt	$1.2 billion	Completed July 2013	$22,048		$43,783	$1,269,458
NorthStar Healthcare	Healthcare Equity and Debt	$2.1 billion	Completed January 2016	34,571		824,265	1,846,692
NorthStar Income II	CRE Debt	$1.65 billion	Ends November 2016	172,712		553,300	1,058,810
NorthStar/RXR New York Metro	New York Metro Area CRE Equity and Debt	$2.0 billion	Ends February 2018(3)	476	(4)	2,200	2,737
NorthStar Corporate Fund	Middle Market Non-real Estate Business Loans and Securities	$3.2 billion	Ends March 2019(3)	2,200	(5)	NA	2,200
NorthStar Capital Fund	CRE Debt and Equity	$3.2 billion	Ends March 2019(3)	2,200	(6)	NA	2,200
Total				$234,207		$1,423,548	$4,182,097

__________________

(1)	Represents amount of shares registered to offer pursuant to each Retail Company’s public offering, distribution reinvestment plan and follow-on public offering.

(2)	Includes capital raised through distribution reinvestment plans.

(3)	Offering period subject to extension as determined by the board of directors or trustees of each company.

(4)
NorthStar/RXR New York Metro’s amended registration statement to offer an additional class of common shares was declared effective by the SEC and the minimum offering amount has been satisfied. NorthStar/RXR New York Metro began raising capital in the second quarter 2016.

(5)	NorthStar Corporate Fund was declared effective by the SEC and the minimum offering amount has been satisfied. The Company expects to begin raising capital in the second half of 2016.

(6)	NorthStar Capital Fund was declared effective by the SEC and the minimum offering amount has been satisfied. The Company expects to begin raising capital in the second half of 2016.
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
The distribution support agreement related to NorthStar Corporate Fund is an obligation of both NorthStar Realty and Och-Ziff, where each agreed to purchase up to an aggregate of $10 million in common stock, of which $1 million was contributed by each as seed capital, during the two-year period following commencement of the offering, with NorthStar Realty and Och-Ziff agreeing to equally purchase any shares. As of June 30, 2016, NorthStar Realty and Och-Ziff purchased 0.2 million shares of NorthStar Corporate Fund common stock for $2 million in the aggregate.
The distribution support agreement related to NorthStar Capital Fund is an obligation of NorthStar Realty to purchase up to $10 million in common stock during the two-year period following commencement of the offering. As of June 30, 2016, NorthStar Realty purchased 0.2 million shares of NorthStar Capital Fund common stock for $2 million.
Payment of Costs and Expenses and Expense Allocation
In addition, we are entitled to certain expense allocations for costs paid on behalf of our Retail Companies which include: (i) reimbursement for organization and offering costs such as professional fees and other costs associated with the formation and offering of the Retail Company; and (ii) reimbursement for direct and indirect operating costs such as certain salaries, equity-based compensation and professional and other costs such as rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses associated with managing the operations of the Retail Company. For the three and six months ended June 30, 2016, we allocated $8.3 million and $17.6 million of expense related to the Retail Companies. Such amount is recorded net of general and administrative expense in the consolidated statements of operations.
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

Institutional Capital - Townsend
Townsend generated management, advisory and incentive fees of $17.8 million and $29.9 million for the three months ended June 30, 2016 and from the Townsend Acquisition Date through June 30, 2016, respectively. We were also entitled to $1.8 million of management and other fees from January 14, 2016 to the Townsend Acquisition Date, which was recorded net of operating expenses in other income.
Certain contracts contain provisions to reimburse Townsend for expenses incurred on behalf of its clients such as legal due diligence and investment advisory team travel expenses. For the three months ended June 30, 2016 and for the period from the Townsend Acquisition Date through June 30, 2016, we recorded $0.3 million and $1.0 million, respectively, in both other income and other expenses related to such reimbursements.
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
Outlook and Recent Trends
We and the assets of our Managed Companies are impacted by global, domestic, regional and local market and economic conditions. Historically, we have principally focused on domestic real estate investment platforms and companies and have expanded internationally and may in the future expand the breadth of our business beyond this asset class. The interconnected nature of today’s economy exposes our business to global markets and economic conditions and changes in these areas, although not directly related to our business, may have a significant impact.
The U.S. economy demonstrated improvement in 2015, which prompted the Federal Reserve in December 2015 to raise the Federal Funds Rate for the first time in nine years. The U.S. economy continues to show strength through the first half of 2016 with less than 5% unemployment and improvement in the housing market. Despite this, concerns still remain regarding low inflation in the United States, a stronger U.S. dollar, oil price instability, slow global growth and increasing international market volatility. Many other global central banks have been easing monetary policy to combat low inflation and stagnant growth and it is unclear when or if the Federal Reserve will further adjust the Federal Funds Rate, especially in light of certain global events described below.
In June 2016, a non-binding referendum was passed in the United Kingdom supporting the exit from the European Union which in turn resulted in considerable instability to global markets and currencies, especially European markets, the U.K.’s economy and the British Pound Sterling. In addition, dramatic political change in the United Kingdom has resulted including the election of a new Prime Minister in July 2016. Much uncertainty remains as to the process for “Brexit” and the long-term impacts to the global, European and British economies. All of the major European banks have been actively easing monetary policy resulting in a very low, and in some cases negative, interest rate environment. This includes The Bank of England which remains poised for further monetary and financial policy action should the U.K.’s economy enter a downturn. Despite the unexpected result of the referendum, markets have generally continued to function properly and in some cases recovered from the initial shock (e.g., U.S. equity markets). The potential for ongoing volatility and uncertainty resulting from “Brexit” may have a significant impact on the overall global economic environment.
Given market conditions at the end of 2015 and into 2016, our NorthStar Listed Companies have been constrained by their inability to access the capital markets. Following the NSAM Spin-off, our assets under management grew substantially in part because of the significant capital raising activity at NorthStar Realty. Sustained volatility in the capital markets has diminished our NorthStar Listed Companies’ capital raising activity and this environment could continue for an extended period of time.
CRE fundamentals remain relatively healthy across U.S. property types. Investor demand in 2015 for commercial real estate increased transaction activity and prices as rent and vacancy fundamentals improved across most property sectors. Private capital investment remained aggressive throughout 2015 and, although public markets slowed at the beginning of 2016, continued to remain aggressive in the first half of 2016, leading to continued appreciation in real estate values. However, property price appreciation has slowed and there is speculation that the markets may be entering the late stage of the current real estate cycle and, in certain markets, rent growth and capitalization rate compression has started to slow. In addition, one of the factors that may contribute to periodic volatility in the commercial real estate market is the large amount of maturing commercial real estate debt that may have difficulties being refinanced. Approximately $1.4 trillion of commercial real estate debt in the United States is scheduled to mature through 2018. While there appears to be a supply of available liquidity to satisfy many of these maturities, April and June 2016 were the two lowest private-label CMBS origination months in four years and industry experts estimate a projected total origination volume of approximately $65 billion for 2016 versus volume of $95 billion in 2015. This trend is potentially one symptom that could point to difficulties in the ability of the market to refinance the large amount of maturing real estate debt and may have a negative impact on the overall real estate market.
As an active asset manager of capital raised in the retail market, historically focusing on the non-traded sector, we are continually monitoring retail market fundamentals and trends and use the non-traded REIT market as a proxy for our overall retail business. Non-traded REIT capital raising was down year over year by 20% in 2014 (with approximately $16 billion in equity raised) and 2015 sales were down 36% year over year compared to 2014. Despite this declining industry trend, we continued to gain market share with our non-traded REITs having a 7% market share in 2014 increasing to 13% in 2015 despite the overall decline in this market. In April of 2016, the retail industry experienced the implementation of FINRA 15-02 related to disclosure on broker-dealer account statements and the final ruling of the U.S. Department of Labor’s “fiduciary” standard for retirement accounts. Although the final fiduciary rule was more favorable to both sponsors and broker-dealers in the retail industry than initial proposals, the impact of both of these events has been a sharp decline in capital raising in the retail market as evidenced by the overall non-traded REIT capital raising being down 57% through June 2016 compared to the first half of 2015. We anticipate the market improving as it adapts to these changes and we expect to continue to gain market share as our institutional-quality sponsorship, rapidly broadening product line and innovative structures create opportunities to differentiate our platform from other sponsors in the retail industry.
Due to our expertise, track record and industry relationships, we continue to see a robust pipeline of investment opportunities that have credit qualities and yield profiles that are consistent with our underwriting standards and that we believe offer the opportunity to meet or exceed our Managed Companies targeted risk/return profiles thereby increasing our assets under management and fee income. We also believe the opportunity exists to accelerate our growth through accretive investments in third party asset managers. Additionally, we will take advantage of opportunities to optimize the portfolios of our Managed Companies and seek to lock in value through opportunistic dispositions and/or selling minority interests in certain assets/portfolios while redeploying realized capital in accretive transactions. While we remain optimistic that we will continue to be able to generate and capitalize on attractive acquisition and disposition opportunities, there is no assurance that will be the case.
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
Business Combinations
The Company accounts for purchases of assets that qualify as business combinations using the acquisition method where the purchase price is allocated to tangible and intangible assets acquired based on estimated fair value. The excess of the fair value of purchase consideration over the fair value of these identifiable assets is recorded as goodwill. Such valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets including, but not limited to, customer relationships, acquired technology and trade names. Management’s estimate of fair value is based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ materially from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in earnings.
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
Securities
We elected to apply the fair value option for our securities investments. Any unrealized gain (loss) from the change in fair value is recorded in unrealized gains (losses) on investments and other in the consolidated statements of operations. Dividend income is recorded in other income in the consolidated statements of operations.
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
Comprehensive Income (Loss)
We report consolidated comprehensive income (loss) in a separate statement following the consolidated statements of operations. Comprehensive income (loss) is defined as a change in equity resulting from net income (loss) and OCI. The component of OCI includes an adjustment for foreign currency translation.
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
In May 2015, the FASB issued updated guidance that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and should be applied retrospectively to all periods presented. Early adoption is permitted. In the first quarter 2016, we adopted this guidance and, as a result, $21.5 million of Townsend Funds is not included in Level 3 within the fair value hierarchy as of June 30, 2016. We did not have any investments measured using net asset value as of December 31, 2015.
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

In June 2016, the FASB issued guidance which changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.  Additionally, entities will have to disclose significantly more information including information used to track credit quality by year of origination for most financing receivables.  The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019.  Early adoption is permitted.  We are evaluating the impact that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.
Results of Operations
Comparison of the Three Months Ended June 30, 2016 to June 30, 2015 (dollars in thousands):
The following table represents our results of operations for the three months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	%
Revenues
Asset management and other fees	$90,081	$90,358	$(277)	(0.3)%
Selling commission and dealer manager fees, related parties	4,888	28,337	(23,449)	(82.8)%
Other income	2,126	434	1,692	389.9%
Total revenues	97,095	119,129	(22,034)	(18.5)%
Expenses
Commission expense	4,471	26,338	(21,867)	(83.0)%
Interest expense	6,922	—	6,922	100.0%
Transaction costs	17,753	73	17,680	24,219.2%
Other expenses	2,071	213	1,858	872.3%
General and administrative expenses
Compensation expense	33,960	32,707	1,253	3.8%
Other general and administrative expenses	10,599	9,255	1,344	14.5%
Total general and administrative expenses	44,559	41,962	2,597	6.2%
Depreciation and amortization	2,536	429	2,107	491.1%
Total expenses	78,312	69,015	9,297	13.5%
Unrealized gain (loss) on investments and other	(4,638)	63	(4,701)	(7,461.9)%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	14,145	50,177	(36,032)	(71.8)%
Equity in earnings (losses) of unconsolidated ventures	(852)	90	(942)	(1,046.7)%
Income (loss) before income tax benefit (expense)	13,293	50,267	(36,974)	(73.6)%
Income tax benefit (expense)	(1,154)	(12,055)	10,901	(90.4)%
Net income (loss)	$12,139	$38,212	$(26,073)	(68.2)%

Asset Management and Other Fees
The following table presents asset management and other fees earned from our Managed Companies and Townsend (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015
NorthStar Listed Companies:
Base fee	$50,156	$48,244	$1,912
Incentive fee	—	3,500	(3,500)
Subtotal NorthStar Listed Companies(1)	50,156	51,744	(1,588)
Retail Companies:
Asset management fees	17,897	11,682	6,215	(2)
Acquisition fees	1,072	26,691	(25,619)	(3)
Disposition fees	3,147	241	2,906	(4)
Subtotal Retail Companies	22,116	38,614	(16,498)
Institutional Capital
Townsend	17,809	—	17,809	(5)
Total	$90,081	$90,358	$(277)
__________________

(1)	We began earning fees from NorthStar Europe on November 1, 2015.

(2)	The increase was driven by the growth in assets of our Retail Companies. As of June 30, 2016 and 2015, our Retail Companies held total investments of $6.6 billion and $5.2 billion, respectively.

(3)
The decrease was due to less investment activity of our Retail Companies in the second quarter 2016 as compared to the same period in 2015, with investment activity of $64.8 million at NorthStar Income and $65.7 million at NorthStar Income II.

(4)	The increase was driven by repayments of debt investments at our Retail Companies for the second quarter 2016 as compared to the same period in 2015.

(5)	We began earning fees on the Townsend Acquisition Date.
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
Selling commission and dealer manager fees decreased for the three months ended June 30, 2016 as compared to the same period in 2015 mostly due to: (i) lower capital raising activity as NorthStar Healthcare completed its follow-on offering in January 2016; and (ii) raising capital from the sale of Class T shares which has lower selling commissions and dealer manager fee than Class A shares.

The following table presents equity raised by our Retail Companies for the periods presented (dollars in thousands):

	Three Months Ended June 30,(1)
	2016	2015
NorthStar Income	$11,029	$10,966
NorthStar Healthcare	17,041	141,874	(2)
NorthStar Income II	78,601	164,365	(3)
NorthStar/RXR New York Metro	476	—	(4)
Total	$107,147	$317,205
_________________

(1)
Includes capital raised through distribution reinvestment plans of $36.0 million and $26.1 million for the three months ended June 30, 2016 and 2015, respectively, for which NorthStar Securities did not earn commission income.

(2)
NorthStar Healthcare successfully completed its follow-on public offering on January 19, 2016. Equity raised during the second quarter 2016 represents proceeds from NorthStar Healthcare’s distribution reinvestment plan.

(3)
For the three months ended June 30, 2016, we raised gross offering proceeds of $27.3 million from the sale of Class A shares, $43.4 million from the sale of Class T shares and $7.9 million from shares issued as part of distribution reinvestment plans. For the three months ended June 30, 2015, we raised gross offering proceeds of $160.1 million from the sale of Class A shares and $4.3 million from shares issued as part of distribution reinvestment plans.

(4)
In December 2015, NorthStar Realty and RXR Realty satisfied NorthStar/RXR New York Metro’s minimum offering amount and began raising capital during the second quarter 2016. We expect the capital raise to accelerate in the short-term.

Other Income
Other income includes $1.1 million of dividend income earned from the NorthStar Realty Shares and $0.3 million of reimbursable expenses related to Townsend.
Expenses
Commission Expense
Commission expense represents fees to participating broker-dealers with whom we have selling agreements to raise capital for our Retail Companies and commissions to employees of NorthStar Securities. For the three months ended June 30, 2016 and 2015, we paid $0.7 million and $3.2 million, respectively, to NorthStar Securities employees. Selling commission and dealer manager fees decreased for the three months ended June 30, 2016 as compared to the same period in 2015 mostly due to: (i) lower capital raising activity as NorthStar Healthcare completed its follow-on offering in January 2016; and (ii) raising capital from the sale of Class T shares which has lower selling commissions and dealer manager fee than Class A shares.
Interest Expense
Interest expense relates to our term loan that we entered into in January 2016 in our corporate segment.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments, merger related costs, dead deal costs and restructuring costs which are related to specific transactions. For the three months ended June 30, 2016, transaction costs of $17.8 million primarily related to the Mergers. For the three months ended June 30, 2015, transaction costs was an immaterial amount.
Other Expenses
Other expenses increased $1.9 million primarily due to $0.3 million of reimbursable expenses related to Townsend and $0.4 million of base management fees we pay to AHI, all in our corporate segment.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level except as it relates to direct compensation expenses and other costs incurred at our broker-dealer, which is part of our broker-dealer segment and Townsend, which is part of our direct investments segment. In addition, the amount of general and administrative expenses reflects an offset from an allocation of costs of $8.3 million to our Retail Companies and $0.2 million to our NorthStar Listed Companies for the three months ended June 30, 2016. General and administrative expenses increased $2.6 million primarily attributable to the following:

The following table presents compensation expense for the three months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015
Salaries and related expenses	$20,323	$17,705	$2,618
Equity-based compensation expense	13,637	15,002	(1,365)
Total	$33,960	$32,707	$1,253
Compensation expense increased $1.3 million primarily due to the acquisition of Townsend and hiring additional employees for increased activity at our Managed Companies and a net decrease in equity-based compensation related to NSAM spin-off grants and grants issued prior to the NSAM spin-off, partially offset by new grants issued in 2016.
Equity-based compensation expense is comprised of (dollars in thousands):

	Time-Based Awards		Performance-Based Awards		Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015	2016	2015
NSAM spin grants(1)	$2,000	$3,868	$3,653	$3,736	$5,653	$7,604
NSAM bonus plan	4,725	3,294	1,177	878	5,902	4,172
NorthStar Realty bonus plan(2)	1,017	2,159	591	967	1,608	3,126
Townsend grants	367	—	—	—	367	—
Grants to non-employees	107	100	—	—	107	100
Total	$8,216	$9,421	$5,421	$5,581	$13,637	$15,002
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
Other general and administrative expenses increased $1.3 million primarily due to the acquisition of Townsend and increased professional fees.
Unrealized Gain (Loss) on Investments and Other
Unrealized gain (loss) on investments and other is primarily related to the non-cash change in fair value for our investment in the NorthStar Listed Companies common stock.
Equity in earnings (losses) of unconsolidated ventures
The following table presents equity in earnings (losses) of unconsolidated ventures for the three months ended June 30, 2016 and 2015 (dollars in thousands):

		Three Months Ended June 30,
		2016					2015
	Acquisition Date	Operating Income (Loss)	Non-cash Income (Expense)		Equity in Earnings (Loss)		Operating Income (Loss)	Non-cash Income (Expense)		Equity in Earnings (Loss)
Investment
AHI Interest	Dec-14	$723	$(2,497)	(1)	$(1,774)		$1,481	$(2,806)	(1)	$(1,325)
Distributed Finance	Jun-14	—	(500)	(2)	(500)		(319)	—		(319)
Island Interest	Jan-15	1,716	(443)	(3)	1,273		1,734	—		1,734
Total		$2,439	$(3,440)		$(1,001)	(4)	$2,896	$(2,806)		$90
__________________

(1)	Includes equity-based compensation expense and depreciation and amortization.

(2)	Represents an impairment loss.

(3)	Represents depreciation and amortization.

(4)	Excludes our portion of equity in earnings from the Townsend Funds of $0.2 million.
Income Tax Benefit (Expense)
The change for the three months ended June 30, 2016 as compared to the same period in 2015 is primarily due to the distribution of earnings between tax jurisdictions, interest expense on the Term Loan and additional deductions related to the acquisition of Townsend.

Comparison of the Six Months Ended June 30, 2016 to June 30, 2015 (dollars in thousands):
The following table represents our results of operations for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	%
Revenues
Asset management and other fees	$186,361	$151,737	$34,624	22.8%
Selling commission and dealer manager fees, related parties	11,259	58,260	(47,001)	(80.7)%
Other income	5,901	835	5,066	606.7%
Total revenues	203,521	210,832	(7,311)	(3.5)%
Expenses
Commission expense	10,417	54,034	(43,617)	(80.7)%
Interest expense	12,086	—	12,086	100.0%
Transaction costs	25,072	375	24,697	6,585.9%
Other expenses	3,448	469	2,979	635.2%
General and administrative expenses
Compensation expense	71,131	58,470	12,661	21.7%
Other general and administrative expenses	20,922	15,360	5,562	36.2%
Total general and administrative expenses	92,053	73,830	18,223	24.7%
Depreciation and amortization	4,445	884	3,561	402.8%
Total expenses	147,521	129,592	17,929	13.8%
Unrealized gain (loss) on investments and other	(15,302)	(285)	(15,017)	5,269.1%
Realized gain (loss) on investments and other	(874)	—	(874)	100.0%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	39,824	80,955	(41,131)	(50.8)%
Equity in earnings (losses) of unconsolidated ventures	(5,282)	(781)	(4,501)	576.3%
Income (loss) before income tax benefit (expense)	34,542	80,174	(45,632)	(56.9)%
Income tax benefit (expense)	(3,623)	(19,992)	16,369	(81.9)%
Net income (loss)	$30,919	$60,182	$(29,263)	(48.6)%
Asset Management and Other Fees
The following table presents asset management and other fees earned from our Managed Companies and Townsend (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015
NorthStar Listed Companies:
Base fee	$100,184	$93,552	$6,632
Incentive fee	—	6,443	(6,443)
Subtotal NorthStar Listed Companies	100,184	99,995	189	(1)
Retail Companies:
Asset management fees	35,331	22,470	12,861	(2)
Acquisition fees	15,847	27,761	(11,914)	(3)
Disposition fees	5,085	1,511	3,574	(4)
Subtotal Retail Companies	56,263	51,742	4,521
Institutional Capital
Townsend	29,914	—	29,914	(5)
Total	$186,361	$151,737	$34,624
__________________

(1)	We began earning fees from NorthStar Europe on November 1, 2015.

(2)	The increase was driven by the growth in assets of our Retail Companies. As of June 30, 2016 and 2015, our Retail Companies held total investments of $6.6 billion and $5.2 billion, respectively.

(3)
The decrease was due to less investment activity of our Retail Companies for the six months ended June 30, 2016 as compared to the same period in 2015, with investment activity of $595.9 million at NorthStar Healthcare, $304.6 million at NorthStar Income and $180.1 million at NorthStar Income II.

(4)	The increase was driven by repayments of debt investments at our Retail Companies for the six months ended June 30, 2016 as compared to the same period in 2015.

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
Selling commission and dealer manager fees decreased for the six months ended June 30, 2016 as compared to the same period in 2015 mostly due to: (i) lower capital raising activity as NorthStar Healthcare completed its follow-on offering in January 2016; and (ii) raising capital from the sale of Class T shares which has lower selling commissions and dealer manager fee than Class A shares.
The following table presents equity raised by our Retail Companies for the periods presented (dollars in thousands):

	Six Months Ended June 30,(1)
	2016	2015
NorthStar Income	$22,048	$21,713
NorthStar Healthcare	34,571	280,381	(2)
NorthStar Income II	172,712	343,828	(3)
NorthStar/RXR New York Metro	476	—	(4)
NorthStar Corporate Fund	2,200	—	(5)
NorthStar Capital Fund	2,200	—	(5)
Total	$234,207	$645,922
_________________

(1)
Includes capital raised through distribution reinvestment plans of $70.9 million and $48.7 million for the six months ended June 30, 2016 and 2015, respectively, for which NorthStar Securities did not earn commission income.

(2)
NorthStar Healthcare successfully completed its follow-on public offering on January 19, 2016. Equity raised for the six months ended June 30, 2016 primarily represents proceeds from NorthStar Healthcare’s distribution reinvestment plan.

(3)
For the six months ended June 30, 2016, we raised gross offering proceeds of $71.5 million from the sale of Class A shares, $86.1 million from the sale of Class T shares and $15.1 million from shares issued as part of distribution reinvestment plans. For the six months ended June 30, 2015, we raised gross offering proceeds of $336.9 million from the sale of Class A shares and $6.9 million from shares issued as part of distribution reinvestment plans.

(4)
NorthStar/RXR New York Metro’s amended registration statement to offer an additional class of common shares was declared effective by the SEC and the minimum offering amount has been satisfied. We expect the capital raise to accelerate in the short-term.

(5)
NorthStar Corporate Fund and NorthStar Capital Fund were declared effective by the SEC and the minimum offering amount has been satisfied. We expect to begin raising capital in the second half of 2016.

Other Income
Other income includes $2.2 million of dividend income earned from the NorthStar Realty Shares, $3.5 million of gross management and other fees that we were entitled to from January 14, 2016 to the Townsend Acquisition Date, which is recorded net of operating expenses of $1.8 million and $1.0 million of reimbursable expenses related to Townsend.
Expenses
Commission Expense
Commission expense represents fees to participating broker-dealers with whom we have selling agreements to raise capital for our Retail Companies and commissions to employees of NorthStar Securities. For the six months ended June 30, 2016 and 2015, we paid $1.6 million and $6.6 million, respectively, to NorthStar Securities employees. Selling commission and dealer manager fees decreased for the six months ended June 30, 2016 as compared to the same period in 2015 mostly due to: (i) lower capital raising activity as NorthStar Healthcare completed its follow-on offering in January 2016; and (ii) raising capital from the sale of Class T shares which has lower selling commissions and dealer manager fee than Class A shares.

Interest Expense
Interest expense relates to our revolving credit agreement that we entered into in November 2015 which was repaid in January 2016 and our term loan that we entered into in January 2016, in our corporate segment.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments, merger related costs, dead deal costs and restructuring costs which are related to specific transactions. For the six months ended June 30, 2016, transaction costs of $25.1 million primarily related to the Mergers and the Townsend acquisition in our direct investments segment. For the six months ended June 30, 2015, transaction costs represent costs associated with the restructure of our holding company to include an operating partnership.
Other Expenses
Other expenses increased primarily due to $1.0 million of reimbursable expenses and $0.2 million of placement agency fees related to Townsend and $0.8 million of base management fees we pay to AHI, all in our corporate segment.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level except as it relates to direct compensation expenses and other costs incurred at our broker-dealer, which is part of our broker-dealer segment and Townsend, which is part of our direct investments segment. In addition, the amount of general and administrative expenses reflects an offset from an allocation of costs of $17.6 million to our Retail Companies and $0.5 million to our NorthStar Listed Companies for the six months ended June 30, 2016. General and administrative expenses increased $18.2 million primarily attributable to the following:
The following table presents compensation expense for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015
Salaries and related expenses	$40,361	$29,850	$10,511
Equity-based compensation expense	30,770	28,620	2,150
Total	$71,131	$58,470	$12,661
Compensation expense increased $13 million primarily due to the acquisition of Townsend and hiring additional employees for increased activity at our Managed Companies and a net increase in equity-based compensation related to new grants issued in 2016, partially offset by the decrease related to NSAM spin-off grants and grants issued prior to the spin-off of NSAM.
Equity-based compensation expense is comprised of (dollars in thousands):

	Time-Based Awards		Performance-Based Awards		Total
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015
NSAM spin grants(1)	$4,022	$7,677	$7,367	$7,415	$11,389	$15,092
NSAM bonus plan	12,893	5,029	2,176	1,216	15,069	6,245
NorthStar Realty bonus plan(2)	2,295	5,129	1,183	1,923	3,478	7,052
Townsend grants	601	—	—	—	601	—
Grants to non-employees	233	231	—	—	233	231
Total	$20,044	$18,066	$10,726	$10,554	$30,770	$28,620
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
Other general and administrative expenses increased $5.6 million primarily due to the acquisition of Townsend and increased professional fees.
Unrealized Gain (Loss) on Investments and Other
Unrealized gain (loss) on investments and other is primarily related to the non-cash change in fair value for our investment in the NorthStar Listed Companies common stock.

Realized Gain (Loss) on Investments and Other
Realized gain (loss) on investments and other is primarily related to the write-off of deferred financing costs associated with the repayment of the revolving credit agreement.
Equity in earnings (losses) of unconsolidated ventures
The following table presents equity in earnings (losses) of unconsolidated ventures for the six months ended June 30, 2016 and 2015 (dollars in thousands):

		Six Months Ended June 30,
		2016					2015
	Acquisition Date	Operating Income (Loss)	Non-cash Income (Expense)		Equity in Earnings (Loss)		Operating Income (Loss)	Non-cash Income (Expense)		Equity in Earnings (Loss)
Investment
AHI Interest	Dec-14	$944	$(5,821)	(1)	$(4,877)		$3,090	$(6,092)	(1)	$(3,002)
Distributed Finance	Jun-14	(254)	(2,370)	(2)	(2,624)		(536)	—		(536)
Island Interest	Jan-15	3,014	(886)	(3)	2,128		2,757	—		2,757
Total		$3,704	$(9,077)		$(5,373)	(4)	$5,311	$(6,092)		$(781)
__________________

(1)	Includes equity-based compensation expense and depreciation and amortization.

(2)	Represents an impairment loss.

(3)	Represents depreciation and amortization

(4)	Excludes our portion of equity in earnings from the Townsend Funds of $0.2 million for the period from the Townsend Acquisition Date through June 30, 2016.
Income Tax Benefit (Expense)
The change for the six months ended June 30, 2016 as compared to the same period in 2015 is primarily due to the distribution of earnings between tax jurisdictions, interest expense on the Term Loan and additional deductions related to the acquisition of Townsend.
Liquidity and Capital Resources
Our capital sources may include cash flow provided from operating activities, primarily from management and other fee income paid to us from our Managed Companies and Townsend, as well as borrowings and the issuance of common stock. In connection with the NSAM Spin-off, we have available under a revolving credit agreement with NorthStar Realty up to $250 million of financing to us subject to certain conditions (refer to Related Party Arrangements). In January 2016, in connection with the Townsend acquisition, we entered into a $500 million term loan and used the proceeds to fund the transaction, repay the revolving credit agreement and for general corporate purposes. In connection with the term loan, we obtained corporate issuer and issue credit ratings from S&P and Moody’s of BBB- and Ba2, respectively. Our primary uses of liquidity include operating expenses, dividends, acquisitions of direct investments and repurchase of our common stock. On a quarterly basis, our board of directors determines an appropriate common stock dividend based upon numerous factors, including CAD, availability of existing cash balances, general economic conditions and economic conditions that more specifically impact our business or prospects. Future dividend levels are subject to adjustment based upon our evaluation of the factors described above, as well as other factors that our board of directors may, from time-to-time, deem relevant to consider when determining an appropriate common stock dividend.
In addition, in April 2015, our board of directors authorized the repurchase of up to $400 million of our outstanding common stock. In May 2016, our board of directors extended the authorization for an additional year. The authorization expires in April 2017, unless otherwise extended by our board of directors. From April 2015 through December 31, 2015, we repurchased $7.8 million shares of its common stock for approximately $105.2 million. For the six months ended June 30, 2016, we did not repurchase any shares of our common stock.
We expect that our cash flow from operating activities and available financing will be sufficient to satisfy our liquidity needs. As of June 30, 2016, we had a receivable primarily from our Managed Companies and Townsend of $109 million, of which we received $56 million subsequent to June 30, 2016.
We currently believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs. Unrestricted cash as of August 2, 2016, was approximately $84 million, including $9 million in the United States and $75 million outside the United States.

Cash Flows
The following presents a summary of our consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Six Month Ended June 30,
Cash flow provided by (used in):	2016	2015
Operating activities	$39,960	$75,962
Investing activities	(383,505)	(32,442)
Financing activities	318,720	(51,782)
Effect of foreign exchange rate changes on cash	(268)	(285)
Net increase (decrease) in cash	$(25,093)	$(8,547)
Six Months Ended June 30, 2016 Compared to June 30, 2015
Net cash provided by operating activities was $40 million for the six months ended June 30, 2016 compared to $76 million for the six months ended June 30, 2015. The decrease was primarily due to the payment of transaction costs related to the Mergers and acquisition of Townsend and less acquisition fees from the Retail Companies.
Net cash used in investing activities was $384 million for the six months ended June 30, 2016 compared to $32 million for the six months ended June 30, 2015. The increase was due to the acquisition of Townsend in January 2016.
Net cash provided by financing activities was $319 million for the six months ended June 30, 2016 compared to $52 million used in financing activities for the six months ended June 30, 2015. Cash flow provided from financing activities for the six months ended June 30, 2016 was due to entering into the Term Loan, partially offset by the repayment of the credit facility of $100 million and $39 million for the payment of dividends. Cash flow used for financing activities for the six months ended June 30, 2015 was due to net cash payment on repurchase of shares related equity-based awards and tax withholding and $39 million for the payment of dividends.
Contractual Obligations and Commitments
As of June 30, 2016, we continue to be subject to the material contractual obligations and commitments referred to in our annual report Form 10-K for the year ended December 31, 2015, with the exception of the corporate Term Loan entered into in January 2016 and unfunded commitments to co-invest approximately 1% of the total unfunded commitment in the Townsend Funds, both in connection with the acquisition of Townsend. Refer to Note 5. “Borrowings” in Item 1. “Financial Statements” for a further discussion.
We entered into fee arrangements with service providers and advisors pursuant to which certain fees incurred by us in connection with the Mergers will become payable only if we consummate the Mergers. We have and will incur other professional fees related to the Mergers. In addition, we will incur cash compensation expenses to executives and employees related to severance, retention and related costs. There can be no assurances that we will complete this or any other transaction. For the three months ended June 30, 2016, we recorded an aggregate of $17.8 million in transaction costs in the consolidated statements of operations. To the extent the Mergers are consummated, the Company anticipates incurring a significant amount of additional costs, which with respect to advisors could be up to approximately $30 million.
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
Credit Agreement
In connection with the NSAM Spin-off, we entered into a revolving credit agreement with NorthStar Realty pursuant to which NorthStar Realty makes available to us, on an “as available basis,” up to $250 million of financing with a maturity of June 30, 2019 at LIBOR plus 3.50%. The revolving credit facility is unsecured. We expect to use the proceeds for general corporate purposes, including potential future acquisitions. In addition, we may use the proceeds to acquire assets on behalf of our Managed Companies that we intend to allocate to such Managed Company but for which such Managed Company may not then have immediately available funds. The terms of the revolving credit facility contain various representations, warranties, covenants and conditions, including the condition that NorthStar Realty’s obligation to advance proceeds to us is dependent upon NorthStar Realty and its affiliates having at least $100 million of either unrestricted cash and cash equivalents or amounts available under committed lines of credit, after taking into account the amount we seek to draw under the facility. As of June 30, 2016, we had no borrowings outstanding under the credit agreement.
NorthStar Listed Companies Shares
The Company purchased 2.7 million and 0.2 million shares of NorthStar Realty and NorthStar Europe, respectively, in the open market for $52 million in the aggregate. For the three and six months ended June 30, 2016, the Company recorded an unrealized loss of $5 million and $15 million, respectively, which is recorded in unrealized gain (loss) on investments and other and $1 million and $2 million, respectively, of dividend income recorded in other income on the consolidated statements of operations.
Recent Sales or Commitments to Sell to Retail Companies
During 2016, NorthStar Realty entered into agreements to sell certain assets to our Retail Companies. The board of directors of each Retail Company, including all of the independent directors, approved of the respective transactions after considering, among other matters, third party pricing support.
Healthcare Strategic Joint Venture
In January 2014, we entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc., focused on expanding our healthcare business into a preeminent healthcare platform, or the Healthcare Strategic Partnership. In connection with the partnership, Mr. Flaherty oversees both NorthStar Realty’s healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In connection with entering into the partnership, NorthStar Realty granted Mr. Flaherty certain restricted stock units, or RSUs, half of which became our RSUs as a result of NorthStar Realty’s reverse stock split and the NSAM Spin-off. The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% above certain hurdles for new and existing healthcare real estate investments held by NorthStar Realty and NorthStar Healthcare. The partnership will also be entitled to any incentive fees earned from NorthStar Healthcare or any future healthcare retail vehicles sponsored by us, NorthStar Realty or any affiliates, as well as future healthcare retail vehicles sponsored by AHI Ventures. For the three and six months ended June 30, 2016 and 2015, we did not earn incentive fees related to the Healthcare Strategic Partnership.
On February 2, 2015, in connection with the completion of NorthStar Healthcare’s initial primary offering, we issued 20,305 RSUs to Mr. Flaherty. On December 17, 2015, in connection with the completion of NorthStar Healthcare’s follow-on public offering, we issued 139,473 RSUs to Mr. Flaherty. On January 19, 2016, the Company issued an additional 527 RSUs to Mr. Flaherty.
AHI Venture
In connection with our 43% interest in AHI, or AHI Interest, AHI Newco, LLC, or AHI Ventures, a direct wholly-owned subsidiary of AHI, provides certain asset management, property management and other services to our affiliates assisting in managing the current and future healthcare assets (excluding any joint venture assets) of NorthStar Realty and other Retail Companies, including the assets formerly owned by Griffin-American, and its former operating partnership, Griffin-American Healthcare REIT II Holdings, LP, or Griffin-America OP portfolio, and third party assets, representing $8 billion, of which $5 billion is owned by NorthStar Realty and NorthStar Healthcare. AHI Ventures receives a base management fee of $0.6 million per year plus 0.50% of the equity invested by NorthStar Realty in future healthcare assets (excluding assets in the Griffin-American OP portfolio and other joint ventures) that AHI Ventures may manage. AHI Ventures may also participate in the incentive fees earned by us and our affiliates with respect to new and existing healthcare real estate investments held by NorthStar Realty and NorthStar Healthcare, including the Griffin-American OP portfolio, any future healthcare retail vehicles sponsored by us, NorthStar Realty or any affiliates, as well as any future healthcare retail vehicles sponsored by AHI Ventures. AHI Ventures would also be entitled to additional base management fees should it manage assets on behalf of any other Managed Companies. AHI Ventures also intends to directly or indirectly sponsor, co-sponsor, form, register, market, advise, manage and/or operate investment vehicles that are intended to invest primarily in healthcare real estate assets. In addition, Mr. Flaherty acquired a 12% interest, as adjusted, in AHI

Ventures. For the three and six months ended June 30, 2016, we incurred $0.4 million and $1 million, respectively, of base management fees to AHI. Also, AHI provides certain asset management, property management and other services to NorthStar Realty to assist in managing its properties. For the three months ended June 30, 2016 and 2015, NorthStar Realty incurred $0.4 million of property management fees to AHI in each period. For the six months ended June 30, 2016 and 2015, NorthStar Realty incurred $1 million of property management fees to AHI in each period.
In April 2015, Griffin-American Healthcare REIT III, Inc., a vehicle managed by an affiliate of AHI, distributed shares of its common stock to the members of AHI Ventures, of which we received 0.2 million shares in connection with the distribution.
Island Venture
Island is a leading, independent select service hotel management company that currently manages 162 hotel properties, representing $4 billion, of which 110 hotel properties totaling $2 billion, are owned by NorthStar Realty. Island provides certain asset management, property management and other services to NorthStar Realty to assist in managing its hotel properties. Island receives a base management fee of 2.5% to 3.0% of the current monthly revenue of the NorthStar Realty hotel properties it manages for NorthStar Realty. For the three months ended June 30, 2016 and 2015, NorthStar Realty incurred $5 million and $3 million, respectively, of base property management and other fees to Island. For the six months ended June 30, 2016 and for the period from acquisition date (January 9, 2015) through June 30, 2015, NorthStar Realty incurred $9 million and $6 million, respectively, of base property management and other fees to Island.
RXR Realty
In December 2013, NorthStar Realty entered into a strategic transaction with RXR Realty, the co-sponsor of NorthStar/RXR New York Metro. The investment in RXR Realty includes an approximate 27% equity interest. NorthStar Realty’s equity interest in RXR Realty is structured so that we are entitled to the portion of distributable cash flow from RXR Realty’s investment management business in excess of the $10 million minimum annual base amount set forth in the management agreement (refer to Note 3). For the three and six months ended June 30, 2016 and 2015, we were not entitled to any excess.
Recent Developments
Dividends
On August 2, 2016, the Company declared a dividend of $0.10 per share of common stock. The common stock dividend will be paid on August 19, 2016 to stockholders of record as of the close of business on August 15, 2016.
Colony NorthStar Registration Statement
On July 28, 2016, Colony NorthStar, a Maryland subsidiary of NSAM that will be the surviving parent company of the combined company, filed with the SEC a registration statement on Form S-4 that includes a joint proxy statement of NSAM, Colony and NorthStar Realty and that also constitutes a prospectus of Colony NorthStar.
Non-GAAP Financial Measure
We believe that CAD provides investors and management with a meaningful indicator of operating performance. Management also uses CAD, among other measures, to evaluate profitability. In addition, the incentive fees to which we are entitled pursuant to our management agreements with each of our NorthStar Listed Companies are determined using such NorthStar Listed Company’s CAD as a performance metric. We believe that CAD is useful because it adjusts for a variety of items that are consistent with presenting a measure of operating performance (such as transaction costs, depreciation and amortization, equity-based compensation, unrealized gain (loss) on investments and other, realized gain (loss) on investments and other and asset impairment). We adjust for transaction costs because these costs are not a meaningful indicator of our operating performance. For instance, these transaction costs include costs such as professional fees associated with new investments or restructuring of investments, which are expenses related to specific transactions.
We calculate CAD by subtracting from or adding to net income (loss) attributable to common stockholders, non-controlling interests attributable to the Operating Partnership and the following items: equity-based compensation, depreciation and amortization related items, amortization of deferred financing costs, foreign currency gains (losses), impairment on goodwill and other intangible assets, straight-line rent, adjustments for joint ventures and investment funds, unrealized (gain) loss from fair value adjustments, realized gain (loss) on investments, adjustments for contingent revenue and the related compensation expense and transaction and other costs. In future periods, such adjustments may include other one-time events pursuant to changes in U.S. GAAP and certain other non-recurring items. These items, if applicable, include any adjustments for unconsolidated ventures. Management also believes that quarterly distributions are principally based on operating performance and our board of directors includes CAD as one of several metrics it reviews to determine quarterly distributions to stockholders.
CAD should not be considered as an alternative to net income (loss) attributable to common stockholders, determined in accordance with U.S. GAAP, as an indicator of operating performance. In addition, our methodology for calculating CAD involves subjective judgment and discretion and may differ from the methodologies used by other comparable companies when calculating the same or similar supplemental financial measures and may not be comparable with these companies.
The following table presents a reconciliation of CAD to net income (loss) attributable to common stockholders for the three months ended June 30, 2016 (dollars in thousands):

Net income (loss) attributable to common stockholders	$10,924
Non-controlling interests attributable to the Operating Partnership	111
Adjustments:
Equity-based compensation	13,637
Adjustment related to joint ventures(1)	3,258
Unrealized (gain) loss from fair value adjustments(2)	4,638
Transaction costs and other(3)	17,864
Depreciation and amortization items	3,536
CAD	$53,968
_______________

(1)
Includes an adjustment to add $0.2 million of equity-based compensation expense, $0.5 million impairment on our investment in an unconsolidated venture, $2.7 million of depreciation and amortization expense related to unconsolidated ventures and a reduction of $0.2 million related to net unrealized and realized gains (losses) on the Townsend Funds.

(2)	Primarily represents the change in fair value for our investment in NorthStar Realty’s common stock.

(3)	Includes an adjustment to add back $17.8 million of transaction costs primarily related to the Mergers and $0.3 million impairment on the convertible debt.

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
Interest Rate Risk
Interest rate risk relates to the risk that the future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Fluctuations in LIBOR may affect the amount of interest expense we incur on our term loan. As of June 30, 2016, a hypothetical 100 basis point increase in three-month LIBOR would result in a decrease in net income of approximately $5 million annually.
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
Item 1A. Risk Factors
Completion of the Mergers is subject to many conditions and if these conditions are not satisfied or waived, the Mergers will not be completed.
Completion of the Mergers is subject to many conditions which must be satisfied or waived under the merger agreement in order for the Mergers to be completed including, among others, receipt of each of NorthStar Realty’s stockholder approval, Colony’s stockholder approval and the Company’s stockholder approval.
In addition, the Company, Colony and NorthStar Realty each may terminate the merger agreement under certain circumstances, including, among other reasons, if the Mergers are not completed by the outside date. If the Mergers are not consummated, the market price of the Company’s common stock may decline.
There can be no assurance that the conditions to the closing of the Mergers will be satisfied or waived. For example, Colony NorthStar’s ability to qualify as a REIT depends on its acquisition of Colony’s and the Company’s qualifying REIT assets in the Mergers. Accordingly, in order for counsel to Colony NorthStar to deliver the REIT qualification opinion that is a condition to the closing of the Mergers, the Mergers must be completed sufficiently early in 2017 to allow Colony NorthStar to project, and its counsel to reasonably assume, that Colony NorthStar will satisfy the REIT income and asset tests for the entire taxable year of the Mergers. The date by which the Mergers must be completed for these purposes may be significantly earlier than the outside date as set forth in the merger agreement. A delay in the closing of the Mergers could therefore preclude Colony NorthStar from being able to satisfy the REIT requirements for the year of the closing and from obtaining the REIT qualification opinion that is a condition to closing.
Accordingly, there can be no assurance that the Mergers will be completed.
If the Mergers do not occur, we may incur payment obligations to NorthStar Realty and Colony.
If the merger agreement is terminated under certain circumstances, the Company may be required to pay NorthStar Realty and Colony a total termination fee of $92 million or transaction expenses of up to $20 million (depending on the specific circumstances).
If Colony’s financing for the refinancing of certain existing borrowings of NorthStar Realty, Colony and the Company becomes unavailable or is insufficient, the Mergers may not be completed.
Colony has obtained financing commitments to fund the refinancing of certain specified borrowings of NorthStar Realty, Colony and the Company and their affiliates in connection with the consummation of the Mergers. The financing commitments are subject to certain conditions, which may or may not be satisfied. In addition, even if these conditions are satisfied, the amount of financing under those financing commitments may be reduced or the cost of obtaining such financing may be increased if certain conditions are not satisfied. In the event that the financing contemplated by those financing commitments is not available or is available in less than the expected amount, other necessary financing may not be available on acceptable terms, in a timely manner or at all. If alternative financing is available, it could be more costly than that reflected in the financing commitments, which would have a negative impact on Colony NorthStar’s results of operations following the Mergers. The merger agreement provides that no party will be required to consummate the Mergers if, subject to certain conditions, financing is unavailable and following the Mergers, Colony NorthStar will not have sufficient unrestricted cash to repay certain specified borrowings and all transaction expenses. As a result, if the financing provided for in the financing commitments obtained by Colony is not available, is insufficient and/or the NorthStar Realty, Colony and the Company are unable to secure additional funds through alternative sources, the Mergers may not be completed.
The Company will be subject to business uncertainties and certain operation restrictions until consummation of the Mergers.
Uncertainty about the effect of the Mergers on employees and clients may have an adverse effect on the Company or Colony NorthStar following the Mergers. These uncertainties could disrupt the business of the Company and impair their ability to attract, retain and motivate key personnel until the Mergers are completed, and cause clients and others that deal with the Companies to seek to change existing business relationships, cease doing business with the Company or cause potential new clients to delay doing business with the Company until the Mergers have been completed successfully. Retention and motivation of certain employees may be challenging during the pendency of the Mergers due to uncertainty about their future roles and difficulty of integration. If key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with the combined company, Colony NorthStar’s business following the Mergers could be negatively impacted. In addition, the merger agreement restricts the parties thereto from making certain acquisitions and investments and taking other specified actions until the Mergers occur without the consent of the other parties. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the Mergers.
The pendency of the Mergers could adversely affect the business and operations of the Company.
Due to the operating covenants in the merger agreement, the Company may be unable, during the pendency of the Mergers, to take certain actions without the consent of NorthStar Realty or Colony, even if such actions would otherwise prove beneficial to the Company’s stockholders. Those operating covenants will continue to apply until the Mergers occur, which will take place no earlier than January 4, 2017 even if the conditions to the closing of the Mergers would have been satisfied prior to that time, unless otherwise agreed by the Company, NorthStar Realty and Colony.
The Company prior to the closing, and Colony NorthStar following the closing of the Mergers, expects to incur significant costs in connection with the consummation of the Mergers and the integration of the companies.
The Company prior to the closing, and Colony NorthStar following the closing, expects to incur significant costs in connection with consummating the Mergers and integrating the portfolios of NorthStar Realty, Colony and the Company into Colony NorthStar, including unanticipated costs and the assumption of known and unknown liabilities. While each of the companies and Colony NorthStar have assumed that a certain level of transaction and integration expenses will be incurred, there are factors beyond each of the companies and Colony NorthStar’s control that could affect the total amount or the timing of its integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Although the Company expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the three businesses, should allow Colony NorthStar to offset these incremental expenses over time, the net benefit may not be achieved in the near term, or at all.
The merger agreement includes restrictions on the ability of each of the Companies to make distributions to its stockholders, even if it would otherwise have net income and net cash available to make such distributions.
Pursuant to the merger agreement, the Company is permitted to make distributions to its common stockholders of up to $0.10 per share of the Company’s common stock in each quarter of 2016 and a pro rata portion of the $0.10 per share dividend for any partial period of the first calendar quarter of 2017 and prior to the closing of the Mergers. The Company’s board is also permitted to declare a special dividend in cash in respect of the Company’s common stock in an aggregate amount of $128 million to be paid in 2017 prior to the closing of the Mergers.
Although the Company generally has agreed to use its reasonable best efforts to close the Mergers as promptly as practicable in accordance with the merger agreement, certain factors, which include obtaining NorthStar Realty’s stockholder approval, Colony stockholder approval and the Company’s stockholder approval, could delay the closing. Therefore, even if NorthStar Realty, Colony or the Company has available net income or net cash to make distributions to its common stockholders and satisfies any other conditions to make such distributions, the terms of the merger agreement could prohibit such action.
The Company’s common stockholders cannot be sure of the market price of Colony NorthStar class A common stock they will receive as consideration.
Upon completion of the Mergers, common stockholders of the Company will receive shares of Colony NorthStar class A common stock. Prior to the Mergers, there has not been and will not be established public trading for Colony NorthStar common stock. The market price of Colony NorthStar class A common stock following the Mergers will be unknown until the commencement of trading following completion of the Mergers.
The exchange ratios are fixed and generally will not be adjusted for changes affecting the Company.
The NSAM exchange ratio of its common stock into Colony NorthStar class A common stock is fixed and may be adjusted only under certain limited circumstances as set forth in the merger agreement and will not be adjusted to reflect any changes in the trading prices of the Company’s common stock on the NYSE between the signing of the merger agreement and the closing of the Mergers.
The Company’s common stockholders will hold a significantly smaller share of Colony NorthStar following the closing of the Mergers, than they do as stockholders of the Company currently.
Following the Mergers, former stockholders of the Company are expected to hold approximately 32.85% of Colony NorthStar immediately after the completion of the Mergers, on a fully diluted basis, excluding the effect of certain equity-based awards issuable in connection with the Mergers. Consequently, the Company’s common stockholders will exercise less influence over the management and policies of Colony NorthStar after the completion of the Mergers than they currently exercise over the management and policies of the Company.
In addition, unlike the Company’s current structure, Colony NorthStar will have Colony NorthStar class B common stock outstanding with voting rights equal to 36.5 votes per share of Colony NorthStar class B common stock. Following the Mergers, former stockholders of the Company are expected to hold approximately 34% of the voting power of Colony NorthStar common stock upon the completion of the Mergers.
If any of the Mergers do not qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code, or the Code, stockholders participating in such merger may be required to pay substantial U.S. federal income taxes.
Although the parties intend that each of the Mergers will qualify as a “reorganization” within the meaning of Section 368(a) of the Code, it is possible that the Internal Revenue Service, referred to as the IRS, could assert that one or more of the Mergers fails to so qualify. If the IRS were to be successful in any such contention, or if for any other reason any such merger were to fail to qualify as a “reorganization,” each U.S. holder participating in any such merger would recognize gain or loss with respect to all such U.S. holder’s shares of stock based on the difference between: (i) that U.S. holder’s tax basis in the relevant shares; and (ii) the aggregate cash and the fair market value of the shares of stock received in the applicable merger.
Colony NorthStar may incur adverse tax consequences if Colony or NorthStar Realty were to fail to qualify as a REIT for U.S. federal income tax purposes prior to the Mergers.
It is a condition to the closing of the Mergers that each of Colony and NorthStar Realty receive an opinion of counsel to the effect that it has qualified as a REIT for U.S. federal income tax purposes under the Code through the time of the Mergers. Neither Colony nor NorthStar Realty, however, has requested or plans to request a ruling from the IRS that it qualifies as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership (such as Colony and NorthStar Realty). The determination of various factual matters and circumstances not entirely within the control of Colony or NorthStar Realty may have affected its ability to qualify as a REIT.
If, notwithstanding the opinions described above, Colony’s or NorthStar Realty’s REIT status prior to the Mergers were successfully challenged, Colony NorthStar would face serious tax consequences that would substantially reduce its core funds from operations, referred to as Core FFO, and CAD, including cash available to pay dividends to its stockholders, because:

•
Colony or NorthStar Realty, as applicable, would be subject to U.S. federal, state and local income tax on its net income at regular corporate rates for the years it did not qualify as a REIT (and, for such years, would not be allowed a deduction for dividends paid to stockholders in computing its taxable income) and Colony NorthStar would succeed to the liability for such taxes;

•
if Colony NorthStar were considered to be a “successor” of such entity, it would not be eligible to elect REIT status until the fifth taxable year following the year during which such entity was disqualified, unless it is entitled to relief under applicable statutory provisions;

•
Colony NorthStar, even if eligible to elect REIT status, would be subject to tax (at the highest corporate rate in effect at the date of the sale) on the built-in gain on each asset of Colony or NorthStar Realty, as applicable, existing at the time of the Mergers if Colony NorthStar were to dispose of such asset for up to ten years following the Mergers; and

•
Colony NorthStar would succeed to any earnings and profits accumulated by Colony or NorthStar Realty, as applicable, for tax periods that such entity did not qualify as a REIT and Colony NorthStar would have to pay a special dividend and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate such earnings and profits to maintain its REIT qualification.

If there is an adjustment to Colony’s or NorthStar Realty’s taxable income or dividends paid deductions, Colony NorthStar could elect to use the deficiency dividend procedure to maintain Colony’s or NorthStar Realty’s, as applicable, REIT status. That deficiency dividend procedure could require Colony NorthStar to make significant distributions to its stockholders and to pay significant interest to the IRS.
As a result of these factors, Colony’s or NorthStar Realty’s failure to qualify as a REIT prior to the Mergers could impair Colony NorthStar’s ability after the Mergers to expand its business and raise capital and could materially adversely affect the value of Colony NorthStar’s stock.
REITs are subject to a range of complex organizational and operational requirements.
To qualify as a REIT, Colony NorthStar must distribute with respect to each taxable year at least 90% of its net income (excluding capital gains) to its stockholders. A REIT must also meet certain other requirements, including with respect to the nature of its income and assets and the ownership of its stock. For any taxable year that Colony NorthStar fails to qualify as a REIT, it will not be allowed a deduction for dividends paid to its stockholders in computing its net taxable income and thus would become subject to federal, state and local income tax as if it were a regular taxable corporation. In such an event, Colony NorthStar could be subject to potentially significant tax liabilities. Unless entitled to relief under certain statutory provisions, Colony NorthStar would also be disqualified from treatment as a REIT for the four taxable years following the year in which it lost its qualification.

If Colony NorthStar were to fail to qualify as a REIT, the market price of its common stock could decline, and Colony NorthStar could need to reduce substantially the amount of distributions to its stockholders as a result of any increased tax liability.
We may not realize the anticipated benefits of the Mergers.
The Company entered into the merger agreement because it believes that the Mergers will be beneficial to the Company and the Company’s stockholders and that combining the businesses of NorthStar Realty, Colony and the Company will produce benefits and cost savings. If the combined company is not able to combine successfully the businesses of NorthStar Realty, Colony and the Company in an efficient and effective manner, the anticipated benefits and cost savings of the Mergers may not be realized fully, or at all, or may take longer to realize than expected, and the value of Colony NorthStar common stock may be adversely affected.
An inability to realize the full extent of the anticipated benefits of the Mergers and related transactions contemplated by the merger agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company, which may adversely affect the value of Colony NorthStar common stock following the Mergers.
The management of the combined company will have to dedicate substantial effort to integrating the businesses of NorthStar Realty, Colony and the Company during the integration process. These efforts may divert management’s focus and resources from the combined company’s business, corporate initiatives or strategic opportunities. In addition, the actual integration may result in additional and unforeseen expenses and the anticipated benefits of the integration may not be realized. Actual growth and cost savings, if achieved, may be lower than what the combined company expects and may take longer to achieve than anticipated. Difficulties associated with managing Colony NorthStar’s larger and more complex portfolio could prevent Colony NorthStar from realizing the anticipated benefits of the Mergers and have a material adverse effect on its business. If Colony NorthStar is not able to address integration challenges adequately, the combined company may be unable to integrate successfully the operations of NorthStar Realty, Colony and the Company or to realize the anticipated benefits of the integration of the three companies.
The senior management of the Company is expected to change. The changes in senior management could negatively impact the results of operations of Colony NorthStar.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
2.1
Agreement and Plans of Merger, dated as of June 2, 2016, among NorthStar Realty Finance Corp., Colony Capital, Inc., NorthStar Asset Management Group Inc., New Polaris Inc., New Sirius Inc., NorthStar Realty Finance Limited Partnership, Sirius Merger Sub-T, LLC and New Sirius Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on June 8, 2016)

2.2
Agreement, dated as of June 2, 2016, among NorthStar Realty Finance Corp., Colony Capital, Inc. and NSAM J-NRF Ltd (incorporated by reference to Exhibit 2.2 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on June 8, 2016)

3.1
Amended and Restated Certificate of Incorporation of NorthStar Asset Management Group Inc. (incorporated by reference to Exhibit 4.1 to NorthStar Asset Management Group Inc.’s Registration Statement on Form S-8 (File No. 333-197104))

3.2
Amended and Restated Bylaws of NorthStar Asset Management Group Inc. (incorporated by reference to Exhibit 4.2 to NorthStar Asset Management Group Inc.’s Registration Statement on Form S-8 (File No. 333-197104))

10.1
Amended and Restated Asset Management Agreement, dated as of October 31, 2015, between NSAM J-NRF Ltd and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.2 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on November 3, 2015)

10.2
Separation Agreement, dated as of June 30, 2014, between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.2 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.3
Contribution Agreement, dated as of June 30, 2014, between NorthStar Asset Management Group Inc. and NRFC Sub-REIT Corp. (incorporated by reference to Exhibit 10.3 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.4
Loan Origination Services Agreement, dated as of June 30, 2014, between NSAM US LLC and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.4 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.5
Tax Disaffiliation Agreement, dated as of June 30, 2014, between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.5 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.6
Employee Matters Agreement, dated as of June 30, 2014, between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.6 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.7
Advisory Agreement, dated as of June 30, 2014, by and among NSAM J-NSI Ltd, NorthStar Real Estate Income Trust, Inc., NorthStar Real Estate Income Trust Operating Partnership, LP and NorthStar Asset Management Group Inc. (incorporated by reference to Exhibit 10.7 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.8
Advisory Agreement, dated as of June 30, 2014, by and among NSAM J-NSHC Ltd, NorthStar Healthcare Income, Inc., NorthStar Healthcare Income Operating Partnership, LP and NorthStar Asset Management Group Inc. (incorporated by reference to Exhibit 10.8 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.9
Advisory Agreement, dated as of June 30, 2014, by and among NSAM J- NSII Ltd, NorthStar Real Estate Income II, Inc., NorthStar Real Estate Income Operating Partnership II, LP and NorthStar Asset Management Group Inc. (incorporated by reference to Exhibit 10.9 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.10
Credit Agreement, dated as of June 30, 2014, by and between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.10 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.11†
Amended and Restated Executive Employment Agreement, dated as of August 5, 2015, by and between NorthStar Asset Management Group Inc. and David T. Hamamoto (incorporated by reference to Exhibit 10.11 to NorthStar Asset Management Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

10.12†
Executive Employment Agreement and Agreement with Foreign Executive Officer, dated as of June 30, 2014, by and between NorthStar Asset Management Group, Ltd and Daniel R. Gilbert (incorporated by reference to Exhibit 10.12 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.13†
Amended and Restated Executive Employment Agreement, dated as of August 5, 2015, by and between NorthStar Asset Management Group Inc. and Albert Tylis (incorporated by reference to Exhibit 10.13 to NorthStar Asset Management Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

10.14†
Executive Employment Agreement, dated as of June 30, 2014, by and between NorthStar Asset Management Group Inc. and Debra A. Hess (incorporated by reference to Exhibit 10.14 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.15†
Executive Employment Agreement, dated as of June 30, 2014, by and between NorthStar Asset Management Group Inc. and Ronald J. Lieberman (incorporated by reference to Exhibit 10.15 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.16†
NorthStar Asset Management Group Inc. 2014 Omnibus Stock Incentive Plan. (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to NorthStar Asset Management Group Inc.’s Registration Statement on Form 10 (File No. 001-36301))

10.17†
NorthStar Asset Management Group Inc. Executive Incentive Bonus Plan. (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to NorthStar Asset Management Group Inc.’s Registration Statement on Form 10 (File No. 001-36301))

10.18†
Form of Indemnification Agreement between NorthStar Asset Management Group Inc. and its directors and officers (incorporated by reference to Exhibit 10.20 to Amendment No. 3 to NorthStar Asset Management Group Inc.’s Registration Statement on Form 10 (File No. 001-36301))

10.19
Unit Purchase Agreement, dated as of November 5, 2014, by and among American Healthcare Investors LLC, HC AHI Holding Company, LLC, AHI Newco, LLC, Platform HealthCare Investor T-II, LLC, NorthStar Asset Management Group Inc. and Jeffrey T. Hanson, Danny Prosky and Mathieu B. Streiff (incorporated by reference to Exhibit 10.19 to NorthStar Asset Management Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

10.20
Amended and Restated Limited Liability Company Agreement of AHI Newco, LLC, dated as of December 8, 2014, by and among Platform Healthcare Investor T-II, LLC, American Healthcare Investors LLC, Flaherty Trust, NorthStar Asset Management Group Inc. and Jeffrey T. Hanson, Danny Prosky and Mathieu B. Streiff (incorporated by reference to Exhibit 10.20 to NorthStar Asset Management Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014)

Exhibit Number	Description of Exhibit
10.21
Unit Purchase Agreement, dated as of January 9, 2015, by and between Platform Hospitality Investor T-II, LLC and Island JV Member Inc. (incorporated by reference to Exhibit 10.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on January 15, 2015)

10.22
Limited Liability Company Agreement of Island Hospitality Joint Venture, LLC, dated as of January 9, 2015, by and between Platform Hospitality Investor T-II, LLC and Island JV Member Inc. (incorporated by reference to Exhibit 10.2 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on January 15, 2015)

10.23
Agreement of Limited Partnership of NSAM LP, dated as of March 13, 2015, by and among NorthStar Asset Management Group Inc., as the General Partner and Limited Partner and the limited partners party thereto from time to time (incorporated by reference to Exhibit 10.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on March 19, 2015)

10.24
Securities Purchase Agreement, dated as of October 15, 2015, by and among Townsend Holdings LLC, NorthStar Asset Management Group Inc., Sinclair Group, Inc., GTCR Partners X/B LP, GTCR Fund X/C LP, the individuals listed on Schedule A of the Securities Purchase Agreement, Townsend Acquisition LLC and GTCR/AAM Blocker Corp. (incorporated by reference to Exhibit 10.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on October 21, 2015)

10.25
Amendment to Securities Purchase Agreement, dated January 15, 2016, by and among Townsend Holdings LLC, NorthStar Asset Management Group Inc., and Townsend Acquisition LLC, as representative (incorporated by reference to Exhibit 10.25 to NorthStar Asset Management Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.26
Asset Management Agreement, dated as of October 31, 2015, between NSAM J-NRE Ltd and NorthStar Realty Europe Corp. (incorporated by reference to Exhibit 10.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on November 3, 2015)

10.27
Revolving Bridge Credit Agreement, dated as of November 16, 2015, among NorthStar Asset Management Group Inc., as Parent, NSAM LP, as Borrower, the lenders party thereto from time to time and Morgan Stanley Senior Funding, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on November 19, 2015)

10.28
Master Guarantee Agreement, dated as of November 16, 2015, among NorthStar Asset Management Group Inc., the other Guarantors party thereto from time to time and Morgan Stanley Senior Funding, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.2 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on November 19, 2015)

10.29
Third Amended and Restated Limited Liability Company Agreement of Townsend Holdings LLC, dated as of January 14, 2016 and effective as of January 29, 2016, among Townsend Holdings LLC, NSAM and the other unitholders named therein (incorporated by reference to Exhibit 10.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on February 2, 2016)

10.30
Term Loan Credit Agreement, dated as of January 29, 2016, among NSAM, NSAM LP, Morgan Stanley Senior Funding, Inc. as arranger and administrative agent and certain lenders named therein (incorporated by reference to Exhibit 10.2 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on February 2, 2016)

10.31
Master Guarantee Agreement, dated as of January 29, 2016, among NSAM, the other guarantors party thereto and Morgan Stanley Senior Funding, Inc. as arranger and administrative agent (incorporated by reference to Exhibit 10.3 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on February 2, 2016)

10.32†
Executive Letter Agreement, dated June 2, 2016, among Debra Hess, NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on June 8, 2016)

10.33†
Executive Letter Agreement, dated June 2, 2016, among Daniel Gilbert, NorthStar Asset Management Group Inc., NorthStar Realty Finance Corp., NorthStar Asset Management Group, LTD. and NSAM Bermuda, LTD (incorporated by reference to Exhibit 10.2 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on June 8, 2016)

10.34†
Executive Letter Agreement, dated June 2, 2016, among David T. Hamamoto, NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.3 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on June 8, 2016)

10.35†
Executive Letter Agreement, dated June 2, 2016, among Ronald J. Lieberman, NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.4 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on June 8, 2016)

10.36†
Executive Letter Agreement, dated June 2, 2016, among Albert Tylis, NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.5 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on June 8, 2016)

12.1*	Ratio of Earnings to Combined Fixed Charges
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
The following materials from the NorthStar Asset Management Group Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015; (ii) Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months and six months ended June 30, 2016 and 2015; (iv) Consolidated Statements of Equity for the six months ended June 30, 2016 (unaudited) and year ended December 31, 2015, (v) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements (unaudited)

†	Denotes a management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSTAR ASSET MANAGEMENT GROUP INC.

Date:	August 8, 2016	By:	/s/ ALBERT TYLIS
Albert Tylis
Chief Executive Officer and President

		By:	/s/ DEBRA A. HESS
Debra A. Hess
Chief Financial Officer