Form 10-Q
period 2016-09-30
NorthStar Asset Management Group Inc.
filed 2016-11-09
CIK 1597503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
The Company has one class of common stock, $0.01 par value per share, 188,944,901 shares outstanding and one class of performance common stock, $0.01 par value per share, 5,210,113 shares outstanding, each as of November 7, 2016.

NORTHSTAR ASSET MANAGEMENT GROUP INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to the effects of our spin-off from NorthStar Realty Finance Corp., or NorthStar Realty, described in this Quarterly Report on Form 10-Q, our ability to effectively grow our business, our liquidity and financing needs, the impact of the merger with NorthStar Realty and Colony Capital, Inc., or Colony, on our business and operations, the effects of our current asset management strategy, our management’s track record, our ability to manage credit risk and the assets of our Managed Companies (refer to our Financial Statements in this Form 10-Q), our ability to source additional investment opportunities for our Managed Companies and our ability to obtain new Managed Companies and additional assets to manage. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

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

•	the impact of decreased capital raising activities in the non-traded retail industry generally;

•	our ability to effectively implement the business plans of, and the performance of, our Managed Companies;

•	our ability to enter into, and grow our business through acquisitions, strategic investments and joint ventures;

•	our ability to realize the anticipated benefits of our strategic investments and joint ventures;

•	our use of leverage and our ability to comply with the terms of our borrowing arrangements;

•	the impact of fluctuations in interest rates;

•	the impact of shareholder activism or any proxy contests;

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

•
the impact of the recent settlement between Och-Ziff Capital Management Group, LLC (“Och-Ziff”) and the United States Securities and Exchange Commission, or the SEC, and the Department of Justice on our ability to raise capital for Managed Companies that are co-sponsored with Och-Ziff;

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the SEC included in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 under the heading “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I.  Financial Information
Item 1.   Financial Statements
NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	September 30, 2016 (Unaudited)	December 31, 2015
Assets
Cash	$85,593	$84,707
Restricted cash	26,599	36,780
Receivables, net (refer to Note 3)	109,753	93,809
Investments in unconsolidated ventures (refer to Note 4)	97,107	88,069
Securities, at fair value (refer to Note 7)	38,438	46,215
Intangible assets, net	203,728	—
Goodwill	243,328	—
Other assets	41,784	25,241
Total assets	$846,330	$374,821
Liabilities
Term loan, net	$468,679	$—
Credit facility	—	100,000
Accounts payable and accrued expenses	59,348	90,160
Commission payable	921	6,988
Other liabilities	30,886	930
Total liabilities	559,834	198,078
Commitments and contingencies
Redeemable non-controlling interests	75,149	—
Equity
NorthStar Asset Management Group Inc. Stockholders’ Equity
Performance common stock, $0.01 par value, 500,000,000 shares authorized, 5,210,113 and 4,213,156 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	52	42
Preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 188,983,654 and 185,685,124 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	1,890	1,857
Additional paid-in capital	246,171	208,318
Accumulated other comprehensive income (loss)	(210)	—
Retained earnings (accumulated deficit)	(38,554)	(35,152)
Total NorthStar Asset Management Group Inc. stockholders’ equity	209,349	175,065
Non-controlling interests	1,998	1,678
Total equity	211,347	176,743
Total liabilities and equity	$846,330	$374,821

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share and Dividends Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Asset management and other fees (refer to Note 3)	$89,977	$78,994	$276,339	$230,731
Selling commission and dealer manager fees (refer to Note 3)	3,856	29,104	15,115	87,364
Other income	1,669	17	7,569	851
Total revenues	95,502	108,115	299,023	318,946
Expenses
Commission expense (refer to Note 3)	3,608	26,978	14,025	81,011
Interest expense	6,882	—	18,968	—
Transaction costs	7,054	492	32,127	867
Other expenses	2,013	1,275	5,461	1,744
General and administrative expenses
Compensation expense(1)	36,418	33,406	107,547	91,876
Other general and administrative expenses	10,259	7,564	31,180	22,924
Total general and administrative expenses	46,677	40,970	138,727	114,800
Depreciation and amortization	2,910	478	7,355	1,362
Total expenses	69,144	70,193	216,663	199,784
Unrealized gain (loss) on investments and other	5,105	(137)	(10,197)	(422)
Realized gain (loss) on investments and other	—	—	(874)	—
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	31,463	37,785	71,289	118,740
Equity in earnings (losses) of unconsolidated ventures (refer to Note 4)	188	(56)	(5,094)	(836)
Income (loss) before income tax benefit (expense)	31,651	37,729	66,195	117,904
Income tax benefit (expense)	(5,708)	3,825	(9,331)	(16,168)
Net income (loss)	25,943	41,554	56,864	101,736
Net (income) loss attributable to non-controlling interests	(246)	(381)	(533)	(771)
Net (income) loss attributable to redeemable non-controlling interests	(855)	—	(2,991)	—
Net income (loss) attributable to NorthStar Asset Management Group Inc. common stockholders	$24,842	$41,173	$53,340	$100,965
Earnings (loss) per share:
Basic	$0.13	$0.21	$0.28	$0.51
Diluted	$0.13	$0.21	$0.28	$0.51
Weighted average number of shares:
Basic	183,399,200	189,423,278	183,251,441	189,523,907
Diluted	185,325,343	193,800,569	185,082,639	193,820,435
Dividends per share of common stock	$0.10	$0.10	$0.30	$0.30
______________________

(1)
The three months ended September 30, 2016 and 2015 include $14.8 million and $14.6 million, respectively, of equity-based compensation expense. The nine months ended September 30, 2016 and 2015 include $45.5 million and $43.2 million, respectively, of equity-based compensation expense. Refer to Note 9 for further disclosure.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$25,943	$41,554	$56,864	$101,736
Other comprehensive income (loss):
Foreign currency translation adjustment, net	(82)	—	(251)	—
Total other comprehensive income (loss)	(82)	—	(251)	—
Comprehensive income (loss)	25,861	41,554	56,613	101,736
Comprehensive (income) loss attributable to non-controlling interests	(246)	(381)	(533)	(771)
Comprehensive (income) loss attributable to redeemable non-controlling interests	(842)	—	(2,950)	—
Comprehensive income (loss) attributable to NorthStar Asset Management Group Inc.	$24,773	$41,173	$53,130	$100,965

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Performance Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total NorthStar Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	3,738	$37	192,948	$1,930	$276,874	$—	$(77,093)	$201,748	$—	$201,748
Amortization of equity-based compensation	—	—	—	—	53,416	—	—	53,416	4,950	58,366
Issuance of common stock related to transactions (refer to Note 4)	—	—	208	2	4,505	—	—	4,507	—	4,507
Issuance of common stock relating to equity-based compensation, net of forfeitures	—	—	275	3	(3)	—	—	—	—	—
Conversion of Deferred LTIP Units to LTIP Units and common stock, net	—	—	4	—	(4,400)	—	—	(4,400)	4,400	—
Retirement of shares of common stock	—	—	(7,799)	(78)	(105,078)	—	—	(105,156)	—	(105,156)
Issuance of performance common stock (refer to Note 10)	475	5	—	—	(5)	—	—	—	—	—
Settlement of RSUs to common stock, net (refer to Note 9)	—	—	49	—	(7,227)	—	—	(7,227)	—	(7,227)
Dividends on common stock and equity-based awards (refer to Note 9)	—	—	—	—	—	—	(77,853)	(77,853)	(538)	(78,391)
Excess tax benefit from equity-based compensation	—	—	—	—	(1,068)	—	—	(1,068)	—	(1,068)
Call Spread premium, net	—	—	—	—	(16,783)	—	—	(16,783)	—	(16,783)
Reallocation of non-controlling interests in Operating Partnership (refer to Note 11)	—	—	—	—	8,087	—	—	8,087	(8,087)	—
Net income (loss)	—	—	—	—	—	—	119,794	119,794	953	120,747
Balance as of December 31, 2015	4,213	$42	185,685	$1,857	$208,318	$—	$(35,152)	$175,065	$1,678	$176,743
Amortization of equity-based compensation	—	—	—	—	43,558	—	—	43,558	2,858	46,416
Issuance of common stock relating to equity-based compensation, net	—	—	2,184	22	(5,089)	—	—	(5,067)	—	(5,067)
Issuance of common stock related to settlement of award (refer to Note 9)	—	—	94	1	1,009	—	—	1,010	—	1,010
Issuance of restricted stock related to Townsend (refer to Note 9)	—	—	658	6	(6)	—	—	—	—	—
Issuance of performance common stock (refer to Note 10)	997	10	—	—	(10)	—	—	—	—	—
Settlement of RSUs to common stock, net (refer to Note 9)	—	—	362	4	(3,156)	—	—	(3,152)	—	(3,152)
Dividends on common stock and equity-based awards (refer to Note 9)	—	—	—	—	—	—	(56,742)	(56,742)	(538)	(57,280)
Reallocation of non-controlling interests in Operating Partnership (refer to Note 11)	—	—	—	—	2,533	—	—	2,533	(2,533)	—
Allocation of redeemable non-controlling interests (refer to Note 11)	—	—	—	—	(661)	—	—	(661)	—	(661)
Excess tax benefit from equity-based compensation	—	—	—	—	(325)	—	—	(325)	—	(325)
Other comprehensive income (loss)	—	—	—	—	—	(210)	—	(210)	—	(210)
Net income (loss)	—	—	—	—	—	—	53,340	53,340	533	53,873
Balance as of September 30, 2016 (Unaudited)	5,210	$52	188,983	$1,890	$246,171	$(210)	$(38,554)	$209,349	$1,998	$211,347

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$56,864	$101,736
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	5,094	836
Impairment on convertible debt	270	—
Allowance for uncollectible accounts	140	—
Depreciation and amortization	7,355	1,362
Amortization of deferred financing costs	2,908	—
Amortization of equity-based compensation	45,196	42,842
Unrealized (gain) loss on investments and other	10,197	422
Realized (gain) loss on investments and other	874	—
Deferred income tax, net	(1,398)	4,487
Other income	(1,838)	—
Distribution from unconsolidated ventures	884	4,042
Straight line rental expense	(452)	462
Change in assets and liabilities:
Restricted cash	12,611	(17,116)
Receivables, net	5,288	(12,289)
Other assets	3,114	(8,531)
Other liabilities	2,956	466
Accounts payable and accrued expenses	(60,136)	14,664
Commission payable	(5,834)	(5,645)
Net cash provided by (used in) operating activities	84,093	127,738
Cash flows from investing activities:
Acquisition of Townsend, net (refer to Note 1)	(377,355)	—
Investment in convertible debt	(1,092)	—
Investments in unconsolidated ventures	(5,367)	(35,631)
Distribution from unconsolidated ventures	11,216	4,653
Settlement of acquisition of securities (Refer to Note 6)	(7,612)	—
Net cash provided by (used in) investing activities	(380,210)	(30,978)
Cash flows from financing activities:
Borrowings from term loan	500,000	—
Repayment of term loan	(2,500)	—
Repayment of credit facility	(100,000)	—
Payment of financing costs	(31,421)	—
Repurchase of shares related to equity-based awards and tax withholding	(8,400)	(12,966)
Excess tax benefit from equity-based compensation	(325)	—
Dividends	(56,883)	(58,550)
Contributions from redeemable non-controlling interests	500	—
Distributions to redeemable non-controlling interests	(3,582)	—
Cost of capital	—	(425)
Retirement of shares of common stock	—	(4,999)
Net cash provided by (used in) financing activities	297,389	(76,940)
Effect of foreign exchange rate changes on cash	(386)	(422)
Net increase (decrease) in cash	886	19,398
Cash - beginning of period	84,707	109,199
Cash - end of period	$85,593	$128,597

Supplemental disclosure of non-cash investing and financing activities:
Contributions from redeemable non-controlling interests	$74,759	$—
Assumption of deferred tax liability	5,928	—
Reclassification related to measurement adjustments/other	2,850	—
Reallocation of non-controlling interests in Operating Partnership	2,533	5,770
Issuance of common stock related to settlement of award (refer to Note 9)	1,010	—
Allocation of redeemable non-controlling interests in Townsend	661	—
Dividend payable related to RSUs	400	352
Issuance of common stock related to transactions (refer to Note 4)	—	4,507
Conversion of Deferred LTIP Units to LTIP Units	—	4,400
Call Spread premium, net	—	16,303
Distribution from unconsolidated ventures	—	231

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
On January 29, 2016, the Company acquired an approximate 84% interest in Townsend (the “Townsend Acquisition Date”), a leading global provider of investment management and advisory services focused on real assets. Founded in 1983, Townsend is the manager or advisor to $183.7 billion of real assets as of September 30, 2016. Townsend’s management team owns the remainder of the business and continues to direct day-to-day operations, subject to the oversight and direction of its board of directors which is controlled by the Company.
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
Merger Agreement with NorthStar Realty and Colony Capital, Inc.
In June 2016, the Company announced that it entered into a merger agreement with NorthStar Realty and Colony Capital, Inc. (“Colony”) under which the companies will combine in an all-stock merger of equals transaction to create an internally-managed, diversified real estate and investment management platform (the “Mergers”). The transaction has been approved by the Company’s and NorthStar Realty’s respective boards of directors, including the unanimous approval by their respective Special Committees and the board of directors of Colony.
Under the terms of the merger agreement, as amended, the Company will redomesticate to Maryland and elect to be treated as a REIT beginning in 2017 and NorthStar Realty and Colony, through a series of transactions, will merge with and into the redomesticated NSAM, which will be renamed Colony NorthStar, Inc. The Company’s common stockholders will receive one

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

share of Colony NorthStar’s common stock for each share of common stock they own. Upon completion of the transaction, NorthStar Realty stockholders will own approximately 33.90%, Colony stockholders will own approximately 33.25% and the Company’s stockholders will own approximately 32.85% of the combined company on a fully diluted basis, excluding the effect of certain equity-based awards issuable in connection with the Mergers. Prior to the closing of the Mergers, the Company expects its board of directors or a duly authorized committee thereof to declare a special cash dividend in the amount of $228 million to common stockholders.
In October 2016, the Company amended the merger agreement and provided for, among other matters, an enhanced governance structure for Colony NorthStar, modified severance terms for the Company’s executive officers and a special cash dividend for the Company’s stockholders now totaling $228 million. In connection with the amendment to the merger agreement, the Company entered into a voting agreement with MSD Capital L.P. (“MSD”) and its affiliates, which together own approximately 10.2% of the Company’s outstanding shares, pursuant to which MSD agreed to vote in favor of the Mergers and related proposals. In addition, Colony NorthStar, a Maryland subsidiary of NSAM that will be the surviving parent company of the combined company following the completion of the Mergers, filed with the SEC an amended registration statement on Form S-4 that includes a joint proxy statement of the Company, Colony and NorthStar Realty and that also constitutes a prospectus of Colony NorthStar.
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

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On January 29, 2016, the Company acquired an approximate 84% interest in Townsend for $383.0 million, net of post closing adjustments. The following table presents the final allocation of the purchase price of the assets acquired and the liabilities assumed upon the closing of Townsend (dollars in thousands):

Assets:
Cash	$14,318
Investments in unconsolidated ventures(1)	17,738
Intangible assets	209,320
Goodwill(2)(3)	243,328
Other assets acquired	42,547
Total assets	$527,251
Liabilities:
Accounts payable and accrued expenses	$34,312
Other liabilities acquired	26,476
Total liabilities	60,788
Redeemable non-controlling interests	75,320
Total equity(4)	391,143
Total liabilities and equity	$527,251
_____________________

(1)	Represents Townsend’s interest in real estate private equity funds sponsored by Townsend (“Townsend Funds”) (refer to Note 4).

(2)	The Company expects $166.5 million of goodwill to be deductible for tax purposes.

(3)
Goodwill includes $5.5 million related to a share deal acquisition of the seller’s corporate entity. The deferred tax liability and corresponding goodwill are recorded at acquisition based on differences between book and tax basis.

(4)	Represents the Company’s investment in Townsend prior to a post closing adjustment of $7.6 million relating to a distribution of excess cash to the Company.
For the three months ended September 30, 2016, the Company recorded revenue of $17.0 million and net income of $5.2 million. From the Townsend Acquisition Date through September 30, 2016, the Company recorded revenue of $46.9 million and net income of $16.6 million.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016(1)(2)	2015	2016(1)	2015
Pro forma total revenues	$95,502	$123,780	$302,904	$364,669
Pro forma net income (loss) attributable to common stockholders	$25,113	$40,110	$59,880	$96,088
Pro forma EPS - basic	$0.13	$0.20	$0.31	$0.49
Pro forma EPS - diluted	$0.13	$0.20	$0.31	$0.48
_____________________

(1)	Excludes non-recurring transaction costs and prior compensation arrangements of Townsend.

(2)	No adjustment to pro forma as the acquisition of Townsend is already reflected for the three months ended September 30, 2016.
Intangible Assets
The Company records acquired identified intangibles, which includes intangible assets (such as goodwill and other intangibles), based on estimated fair value. Other intangible assets are amortized into depreciation and amortization expense in the consolidated statements of operations on a straight-line basis over the estimated useful life, reflecting the manner in which the related benefit is expected to be realized.
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
The following table presents identified intangibles as of September 30, 2016 (dollars in thousands):

	Gross Amount	Estimated Useful Life	Accumulated Amortization	Net Amount
Intangible assets:
Customer relationships(1)	$185,580	20 to 30 years	$(4,718)	$180,862
Performance fees(1)	5,710	2 to 11 years	(421)	5,289
Trade names	17,820	30 years	(396)	17,424
Proprietary technology	210	3 years	(57)	153
Subtotal intangible assets	209,320		(5,592)	203,728
Goodwill	243,328		—	243,328
Total	$452,648		$(5,592)	$447,056
_____________________

(1)	Includes existing customers and expected retention of such customers.

The following table presents annual amortization of intangible assets (dollars in thousands):

October 1 through December 31, 2016	$2,097
Years Ending December 31:
2017	8,388
2018	8,256
2019	8,199
2020	8,199
Thereafter	168,589
Total	$203,728

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Assets and Liabilities and Accounts Payable and Accrued Expenses
The following tables present a summary of other assets, other liabilities and accounts payable and accrued expenses as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016 (Unaudited)	December 31, 2015
Other assets:
Deferred tax asset, net	$15,146	$10,880
Prepaid expenses	4,583	4,781
Prepaid income taxes	9,141	—
Furniture, fixtures and equipment, net	4,341	4,333
Pending deal costs	3,939	625
Security deposits	2,926	2,380
Convertible debt, net(1)	781	—
Due from participating broker-dealers	144	398
Deferred financing costs, net	—	912
Other	783	932
Total	$41,784	$25,241

	September 30, 2016 (Unaudited)	December 31, 2015
Other liabilities:
Townsend Funds liability(2)	$16,096	$—
Deferred tax liability, net(3)	9,442	—
Deposit payable	2,418	—
Deferred incentive fees(4)	2,212	—
Other	718	930
Total	$30,886	$930
________________

(1)
Represents a convertible debt investment in Distributed Finance Corporation (“Distributed Finance”). For the nine months ended September 30, 2016, the Company recorded $0.3 million of impairment on such investment.

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

(4)	Represents incentive fees received that are not yet earned related to the Townsend Funds (refer to below) and as a result, represents a contingent obligation.

	September 30, 2016 (Unaudited)	December 31, 2015
Accounts payable and accrued expenses:
Accrued bonus and related taxes	$32,312	$63,935
Incentive fee compensation(1)	10,364	—
Accrued operating expenses	10,054	8,771
Accrued payroll	1,337	1,312
Accrued interest payable	4,038	92
Dividends payable related to equity-based awards	452	574
Accrued equity-based compensation awards (refer to Note 9)	791	763
Accrued participating interest buyout(2)	—	8,110
Share purchase payable(3)	—	6,603
Total	$59,348	$90,160
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

(2)	Represents a one-time buyout in satisfaction of all participating interests related to non-executive incentive interests in the advisor to our first sponsored Retail Company (refer to Note 3).

(3)	Relates to the purchase of NorthStar Realty shares which were settled in January 2016 (refer to Note 6).
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
Deferred Financing Costs
Deferred financing costs represent legal and other third-party costs associated with obtaining financing. Costs related to revolving credit facilities are recorded in other assets and are amortized to interest expense using the straight-line basis over the term of the facility. Costs related to other borrowings are recorded net against the carrying value of such borrowings and are amortized to interest expense using the effective interest method. Unamortized deferred financing costs are expensed when the associated facility is repaid before maturity. Costs incurred in seeking financing transactions, which do not close, if any, are expensed in the period in which it is determined that the financing will not occur.
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
Selling Commission and Dealer Manager Fees and Commission Expense
Selling commission and dealer manager fees represent income earned by the Company for selling equity in the Retail Companies through NorthStar Securities. Selling commission, dealer manager fees and commission expense are accrued on a trade date basis. As of September 30, 2016, commission payable of $0.9 million includes $0.2 million due to NorthStar Securities’ employees.
Allowance for Doubtful Accounts
An allowance for a doubtful account is established when, in the opinion of the Company, a full recovery of a receivable becomes doubtful. A receivable is written off when it is no longer collectible and/or legally discharged. As of September 30, 2016, there was $0.1 million of allowance for doubtful accounts.
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
Income Taxes
Certain subsidiaries of the Company are subject to taxation by federal, state, local and foreign authorities for the periods presented. On March 13, 2015, the Company restructured by forming the Company’s new Operating Partnership, under Delaware law, by converting an existing limited liability company disregarded as separate from the Company for federal income tax purposes to a Delaware limited partnership and admitting as limited partners LTIP Unit holders. The Operating Partnership is taxed as a partnership for federal income tax purposes and consequently, its items of income gain, loss, deduction and credit are passed through to, and included in, the taxable income of each of its partners including the Company. For the period prior to March 13, 2015, the Company and its U.S. subsidiaries filed consolidated federal income tax returns. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred tax assets and liabilities.
Other
Refer to Note 2 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for further disclosure of the Company’s significant accounting policies.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers. The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The effective date of the new revenue standard for the Company will be January 1, 2018. The Company is evaluating the impact, if any, of the update on its consolidated financial position, results of operations and financial statement disclosures.
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance in the first quarter 2016 and determined the Company’s Operating Partnership is considered a VIE. The Company is the primary beneficiary of the VIE, the VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest. As such, this standard did not have a material impact on the consolidated financial position or results of operations.
In May 2015, the FASB issued updated guidance that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and should be applied retrospectively to all periods presented. Early adoption is permitted. In the first quarter 2016, the Company adopted this guidance and, as a result, the fair value of our interest in real estate private equity funds sponsored by Townsend of $21.4 million is not included in Level 3 within the fair value hierarchy as of September 30, 2016. The Company did not have any investments measured using net asset value as of December 31, 2015.
In January 2016, the FASB issued an accounting update that addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is evaluating the impact, if any, this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.
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
In March 2016, the FASB issued guidance which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment become qualified for equity method accounting. The update should be applied prospectively upon their effective date to increases in the level of ownership interests or degree of influence that results in the adoption of the equity method. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The Company has concluded that this guidance will not have any impact on its consolidated financial position, results of operations or financial statement disclosures.
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

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In June 2016, the FASB issued guidance which changes how entities will measure credit losses for most financial assets and certain other instruments, including trade and other receivables, that are not measured at fair value through net income. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.
In September 2016, the FASB issued final amendments to clarify how entities should classify certain cash receipts and cash payments in the consolidated statement of cash flows as they may have aspects of more than one class of cash flows. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2017. The Company is evaluating the impact, if any, that this guidance will have in its consolidated statement of cash flows.

3.	Management Agreements
The following table presents asset management and other fees earned from the Managed Companies and Townsend (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
NorthStar Listed Companies(1)	$50,319	$51,284	$150,504	$151,280
Retail Companies	22,649	27,710	78,911	79,451
Institutional Capital(2)	17,009	—	46,924	—
Total	$89,977	$78,994	$276,339	$230,731
_________________

(1)	The Company began earning fees from NorthStar Europe on November 1, 2015.

(2)
Represents fees earned through the Company’s investment in Townsend. The Company began earning fees on the Townsend Acquisition Date. The Company was also entitled to $1.8 million of management and other fees from January 14, 2016 to the Townsend Acquisition Date, which was recorded net of operating expenses in other income in the consolidated statements of operations.

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

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Base Management Fee and Incentive Fee
The following table presents a summary of the fee arrangements and amounts earned from the NorthStar Listed Companies:

	NorthStar Realty	NorthStar Europe
Commencement date	July 1, 2014	November 1, 2015
Current in place annual base management fee(1)	$187.1 million	$14.2 million
Incentive fee hurdle to CAD per share(2)
15%	Excess of $0.68 and up to $0.78(3)	Excess of $0.30 and up to $0.36
25%	Excess of $0.78(3)	Excess of $0.36
Base management fee
Three months ended September 30, 2016	$46.8 million	$3.5 million
Three months ended September 30, 2015(4)	$49.0 million	NA
Nine months ended September 30, 2016	$140.0 million	$10.5 million
Nine months ended September 30, 2015(4)	$142.5 million	NA
Incentive fee
Three months ended September 30, 2016	—	—
Three months ended September 30, 2015(4)	$2.3 million	NA
Nine months ended September 30, 2016	—	—
Nine months ended September 30, 2015(4)	$8.7 million	NA
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

(3)	After giving effect to NorthStar Realty’s reverse stock split in October 2015 and the NRE Spin-off.

(4)	The Company began earning fees from NorthStar Europe on November 1, 2015.

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
For the three months ended September 30, 2016, the Company did not allocate costs to NorthStar Listed Companies. For the three months ended September 30, 2015, the Company allocated $0.8 million of costs to NorthStar Listed Companies. For the nine months ended September 30, 2016 and 2015, the Company allocated $0.5 million and $3.5 million, respectively, of costs to NorthStar Listed Companies.
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

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	NorthStar	NorthStar	NorthStar	NorthStar/RXR	NorthStar	NorthStar
	Income	Healthcare	Income II	New York Metro(9)	Corporate Fund(12)(14)	Capital Fund(14)
Offering amount(1)	$1.2 billion	$2.1 billion	$1.65 billion	$2.0 billion(10)	$3.2 billion(13)	$3.2 billion(13)
Total capital raised through November 4, 2016(2)	$1.3 billion	$1.9 billion(8)	$1.1 billion(8)	$4.6 million(10)	$2.2 million(14)	$2.2 million(14)
Total investments as of November 4, 2016	$1.7 billion	$3.3 billion	$1.7 billion	$4.9 million	$1.6 million	N/A
Primary strategy	CRE Debt	Healthcare Equity and Debt	CRE Debt	New York Metro Area CRE Equity and Debt	Middle Market Non-Real Estate Business Loans and Securities	CRE Debt and Equity
Primary offering period	Completed July 2013	Completed January 2016(8)	Completed November 2016(8)	Ends February 2018(11)	Ends March 2019(11)	Ends July 2019(11)
Asset Management and Other Fees:
Asset management fees	1.25% of assets(3)	1.00% of assets(3)	1.25% of assets(3)	1.25% of assets(3)	2.0% of average gross assets(16)	2.0% of average gross assets(16)
Acquisition fees(4)	1.00% of investments	2.25% for real estate properties 1.00% of other investments	1.00% of investments	2.25% for real estate properties 1.00% of other investments	N/A	N/A
Disposition fees(5)	1.00% of sales price	2.00% for real estate properties 1.00% of sales price for debt investments	1.00% of sales price	2.00% for real estate properties 1.00% of sales price for debt investments	N/A	N/A
Incentive payments	15.00% of net cash flows after an 8.00% return(6)	15.00% of net cash flows after a 6.75% return(6)(7)	15.00% of net cash flows after a 7.00% return(6)	15.00% of net cash flows after a 6.00% return(6)	(15)	(15)
________________

(1)	Represents amount of shares registered to offer pursuant to each Retail Company’s public offering, distribution reinvestment plan and follow-on public offering.

(2)	Includes capital raised through distribution reinvestment plans.

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

(8)
NorthStar Healthcare successfully completed its initial public offering on February 2, 2015 by raising $1.1 billion in capital and its follow-on public offering on January 19, 2016 by raising $0.7 billion in capital. NorthStar Income II is no longer accepting subscriptions in its primary offering as of November 4, 2016 due to the completion of its initial public offering in November 2016 by raising $1.1 billion in capital.

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

(14)
NorthStar Corporate Fund and NorthStar Capital Fund’s registration statements were declared effective by the SEC and the minimum offering amount for each has been satisfied. The Company expects NorthStar Corporate Fund and NorthStar Capital Fund to begin raising capital from third parties in the first half 2017.

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

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present a summary of asset management and other fees earned by the Company from the current Retail Companies which are effective and investing capital (dollar in thousands):

	Three Months Ended September 30,
	2016						2015
	NorthStar Income	NorthStar Healthcare	NorthStar Income II	NorthStar/RXR New York Metro	NorthStar Corporate Fund	Total	NorthStar Income	NorthStar Healthcare	NorthStar Income II	Total

Asset management fees	$5,410	$8,531	$4,241	$8	$4	$18,194	$5,906	$6,211	$3,476	$15,593
Acquisition fees	165	1,548	1,457	—	—	3,170	451	8,622	2,052	11,125
Disposition fees	1,179	—	106	—	—	1,285	626	113	253	992
Total	$6,754	$10,079	$5,804	$8	$4	$22,649	$6,983	$14,946	$5,781	$27,710

	Nine Months Ended September 30,
	2016						2015
	NorthStar Income	NorthStar Healthcare	NorthStar Income II	NorthStar/RXR New York Metro	NorthStar Corporate Fund	Total	NorthStar Income	NorthStar Healthcare	NorthStar Income II	Total

Asset management fees	$16,318	$24,341	$12,848	$11	$6	$53,524	$18,303	$12,571	$7,186	$38,060
Acquisition fees	2,889	13,796	2,305	28	—	19,018	451	31,109	7,328	38,888
Disposition fees	3,510	—	2,859	—	—	6,369	1,862	113	528	2,503
Total	$22,717	$38,137	$18,012	$39	$6	$78,911	$20,616	$43,793	$15,042	$79,451
Pursuant to each of the advisory agreements with the current Retail Companies, the Company may determine, in its sole discretion, to defer or waive, in whole or in part, certain asset management and other fees incurred. In considering whether to defer or waive any such fees, the Company evaluates the specific facts and circumstances surrounding the incurrence of a particular fee and makes the decision on a case by case basis. For the three and nine months ended September 30, 2016, the Company is not seeking $2.9 million and $3.5 million, respectively, of acquisition fees related to investments in certain private equity funds and CRE securities.
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
NorthStar/Townsend Institutional Real Estate Fund Inc. (“NorthStar/Townsend Investment”) submitted a registration statement on Form N-2 to the SEC in October 2016. NorthStar/Townsend Investment seeks to raise up to $1.0 billion in a public offering of common stock. NorthStar/Townsend Investment is a continuously offered, non-diversified, closed-end management investment company that is operated as an interval fund that intends to elect to be taxed as a REIT. NorthStar/Townsend Investment intends to invest in institutional quality real estate and real estate-related investments with institutional investors. NorthStar/Townsend Investment intends to engage Townsend as their sub-advisor to manage investments. Any asset management and other fees paid by NorthStar/Townsend Investment will be shared between the Company and Townsend, as co-advisors. The Company expects NorthStar/Townsend Investment to begin raising capital in the first half 2017.
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
The distribution support agreement related to NorthStar Corporate Fund is an obligation of both NorthStar Realty and Och-Ziff, where each agreed to purchase up to an aggregate of $10.0 million in common stock during the two-year period following commencement of the offering, with NorthStar Realty and Och-Ziff agreeing to equally purchase any shares. For the quarter ended March 31, 2016, NorthStar Realty and Och-Ziff purchased 0.2 million shares of NorthStar Corporate Fund common stock for $2.0 million in the aggregate.
The distribution support agreement related to NorthStar Capital Fund is an obligation of NorthStar Realty to purchase up to $10.0 million in common stock during the two-year period following commencement of the offering. For the quarter ended March 31, 2016, NorthStar Realty purchased 0.2 million shares of NorthStar Capital Fund common stock for $2.0 million.
The Company expects Colony NorthStar to continue the distribution support obligations following the closing of the Mergers.
Payment of Costs and Expenses and Expense Allocation
In addition, the Company is entitled to certain expense allocations for costs paid on behalf of its Retail Companies which include: (i) reimbursement for organization and offering costs such as professional fees and other costs associated with the formation and offering of the Retail Company; and (ii) reimbursement for direct and indirect operating costs such as certain salaries, equity-based compensation and professional and other costs such as rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses associated with managing the operations of the Retail Company. Such amounts are recorded net in general and administrative expenses in the consolidated statements of operations.
The following table presents a summary of the expense arrangements with the current Retail Companies, which are effective:

	NorthStar Income	NorthStar Healthcare	NorthStar Income II	NorthStar/RXR New York Metro	NorthStar Corporate Fund	NorthStar Capital Fund
Organization and offering costs(1)	$11.0 million(2)	$11.9 million(2)	$12.3 million(2)	$30.0 million, or 1.5% of the proceeds expected to be raised from the offering(4)	$29.0 million, or 1.0% of the proceeds expected to be raised from the offering(4)	$29.0 million, or 1.0% of the proceeds expected to be raised from the offering(4)
Operating costs(3)	Greater of 2.0% of its average invested assets or 25.0% of its net income (net of 1.25% asset management fee)	Greater of 2.0% of its average invested assets or 25.0% of its net income (net of 1.00% asset management fee)	Greater of 2.0% of its average invested assets or 25.0% of its net income (net of 1.25% asset management fee)	Greater of 2.0% of its average invested assets or 25.0% of its net income (net of 1.25% asset management fee)	Administrative expenses reimbursable subject to certain restrictions	Administrative expenses reimbursable subject to certain restrictions
 __________________

(1)
Represents reimbursement for organization and offering costs paid on behalf of the Retail Companies in connection with their respective offerings. The Company is facilitating the payment of organization and offering costs on behalf of the Retail Companies. The Company records these costs in receivables on its consolidated balance sheets until repaid. The Retail Companies record these costs as either advisory fees, related parties in their consolidated statements of operations or as a cost of capital on their consolidated statements of equity.

(2)
Represents the total expense allocation for organization and offering costs through the end of the offering period in July 2013 for NorthStar Income, January 2016 for NorthStar Healthcare and through September 2016 for NorthStar Income II.

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
For the three months ended September 30, 2016 and 2015, the Company allocated $6.6 million and $10.1 million of expense related to the Retail Companies, respectively. For the nine months ended September 30, 2016 and 2015, the Company allocated $24.0 million and $28.4 million of expense related to the Retail Companies, respectively.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Townsend
Townsend generated management, advisory and incentive fees of $17.0 million and $46.9 million for the three months ended September 30, 2016 and from the Townsend Acquisition Date through September 30, 2016, respectively. The Company was also entitled to $1.8 million of management and other fees from January 14, 2016 to the Townsend Acquisition Date, which was recorded net of operating expenses in other income in the consolidated statements of operations.
Certain contracts contain provisions to reimburse Townsend for expenses incurred on behalf of its clients such as legal due diligence and investment advisory team travel expenses. For the three months ended September 30, 2016 and from the Townsend Acquisition Date through September 30, 2016, the Company recorded $0.6 million and $1.6 million, respectively, in both other income and other expenses related to such reimbursements in the consolidated statements of operations.
Receivables, net
The following table presents receivables on the consolidated balance sheets as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016 (unaudited)	December 31, 2015
NorthStar Listed Companies:
Base management fees	$50,319	$49,769
Other receivables	521	4,298
Subtotal NorthStar Listed Companies(1)	50,840	54,067
Retail Companies:
Fees	335	446
Other receivables	40,861	39,296
Subtotal Retail Companies(2)	41,196	39,742
Institutional Capital:
Townsend fees(3)	17,717	—
Total(4)	$109,753	$93,809
_____________________

(1)	The Company began earning fees from NorthStar Europe on November 1, 2015.

(2)
As of September 30, 2016 and December 31, 2015, the Company had unreimbursed costs from the Retail Companies of $29.2 million and $33.7 million, respectively, recorded as receivables, net on the consolidated balance sheets.

(3)	The Company began earning fees on the Townsend Acquisition Date.

(4)	Subsequent to September 30, 2016, the Company received $60.0 million from the Managed Companies and Townsend.
Selling Commission and Dealer Manager Fees and Commission Expense
Selling commission and dealer manager fees represent fees earned for selling equity in the Retail Companies through NorthStar Securities. The Retail Companies offer various share class structures which have a range of selling commissions and dealer manager fees:

•	Class A shares: selling commissions of up to 7% of gross offering proceeds raised and dealer manager fee of up to 3% of gross offering proceeds raised.

•	Class T shares: selling commissions of up to 2% of gross offering proceeds raised and dealer manager fee of up to 2.75% of gross offering proceeds raised.

•	Class D shares: no selling commissions and dealer manager fees of up to 2% of gross offering proceeds raised.

•	Class I Shares: no selling commissions or dealer manager fees.
Commission expense represents fees to participating broker-dealers with whom the Company’s dealer manager has selling agreements with to raise capital for the Retail Companies and commissions to employees of NorthStar Securities. All or a portion of the dealer manager fees may be reallowed to participating broker-dealers and paid to certain employees of NorthStar Securities.
Certain of the Retail Companies’ share classes, and currently the T share class, may include a trail commission commonly described as a distribution fee that are paid over time, of up to 1% per annum, to the Company’s dealer manager of which all or a portion may be reallowed to participating broker-dealers for ongoing investor services.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company continues to observe the market and may modify existing share classes or introduce a new share class to its Retail Companies in the future.
The following table summarizes selling commission and dealer manager fees, commission expense and net commission income for the three and nine months ended September 30, 2016 and 2015 (dollar in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Selling commission and dealer manager fees	$3,856	$29,104	$15,115	$87,364
Commission expense(1)	3,608	26,978	14,025	81,011
Net commission income(2)	$248	$2,126	$1,090	$6,353
________________________

(1)
Includes selling commission expense to NorthStar Securities employees. For the three months ended September 30, 2016 and 2015, the Company paid $0.6 million and $3.2 million, respectively. For the nine months ended September 30, 2016 and 2015, the Company paid $2.2 million and $9.8 million, respectively.

(2)	Excludes direct expenses of NorthStar Securities.
Other
A subsidiary of the Company is a rated special servicer by Standard & Poor’s and Fitch Ratings and receives special servicing fees for services related to certain securitization transactions. For the three months ended September 30, 2016 and 2015, the Company earned an immaterial amount of special servicing fees. For the nine months ended September 30, 2016 and 2015, the Company earned $0.7 million and $0.8 million of special servicing fees, respectively.

4.	Investments in Unconsolidated Ventures
The Company may account for investments in unconsolidated ventures using the equity method, at fair value or the cost method. The following table summarizes the Company’s investments in unconsolidated ventures (dollars in thousands):

	Acquisition Date	Ownership Interest	September 30, 2016	December 31, 2015
Investment(1)
Indirect Investments
AHI Interest(2)	Dec-14	43%	$36,880	$45,581
Island Interest(3)	Jan-15	45%	38,854	39,809
Subtotal Indirect Investments			75,734	85,390
Townsend Funds(4)	Various	Various	21,373	—
Total			$97,107	$85,390
____________________

(1)	Excludes the Company’s acquired interest in Distributed Finance in June 2014, a marketplace finance platform, for $4.0 million. As of September 30, 2016, the investment is fully impaired.

(2)
The Company acquired the AHI Interest in AHI Newco, LLC (“AHI Ventures”), a direct wholly-owned subsidiary of American Healthcare Investors LLC (“AHI”) for $57.5 million, consisting of $37.5 million in cash and $20.0 million of the Company’s common stock, subject to certain lock-up and vesting restrictions ($10.0 million of the Company’s common stock vested immediately). The Company’s investment in AHI Ventures is structured as a joint venture between the Company, the principals of AHI and James F. Flaherty III. The members of AHI are entitled to receive certain distributions of operating cash flow and certain promote fees in accordance with the allocations set forth in the joint venture agreement. For the three and nine months ended September 30, 2016, the Company received distributions of $1.1 million and $4.6 million related to the AHI Interest, respectively.

(3)
The Company acquired the Island Interest in Island Hospitality Group Inc. (“Island”) through Island Hospitality Joint Venture, LLC (“Island Ventures”), a subsidiary of Island JV Members Inc. (“Island Members”) for $37.7 million, consisting of $33.2 million in cash and $4.5 million of the Company’s common stock, subject to certain lock-up and vesting restrictions ($4.5 million of the Company’s common stock vested immediately). The Company’s investment in Island Ventures is structured as a joint venture between the Company and Island Members. The members of Island Ventures are entitled to receive certain distributions of operating cash flow and certain promote fees in accordance with the allocations set forth in the joint venture agreement. The Company’s investment in Island is expected to be sold in connection with the Mergers. For the three and nine months ended September 30, 2016, the Company received distributions of $1.8 million and $4.5 million related to the Island Interest, respectively.

(4)	Represents interests in real estate private equity funds sponsored by Townsend (refer to below).

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Indirect Investments
The following tables summarize the Company’s equity in earnings (losses) related to investments in unconsolidated ventures which are accounted for using the equity method for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30, 2016					Three Months Ended September 30, 2015
	Operating Income (Loss)	Non-cash Income (Expense)		Equity in Earnings (Losses)		Operating Income (Loss)	Non-cash Income (Expense)		Equity in Earnings (Losses)
Investment
AHI Interest	$1,770	$(3,246)	(1)	$(1,476)		$651	$(2,492)	(1)	$(1,841)
Island Interest	1,852	(454)	(3)	1,398		1,955	—		1,955
Distributed Finance	—	—		—		(170)	—		(170)
Total	$3,622	$(3,700)		$(78)	(5)	$2,436	$(2,492)		$(56)

	Nine Months Ended September 30, 2016					Nine Months Ended September 30, 2015
	Operating Income (Loss)	Non-cash Income (Expense)		Equity in Earnings (Losses)		Operating Income (Loss)		Non-cash Income (Expense)		Equity in Earnings (Losses)
Investment
AHI Interest	$2,713	$(9,067)	(1)	$(6,354)		$3,767		$(8,605)	(1)	$(4,838)
Island Interest	4,866	(1,340)	(3)	3,526		4,713	(4)	—		4,713
Distributed Finance	(252)	(2,426)	(2)	(2,678)		(711)		—		(711)
Total	$7,327	$(12,833)		$(5,506)	(5)	$7,769		$(8,605)		$(836)
_________________

(1)	Includes equity-based compensation expense and depreciation and amortization.

(2)	Represents an impairment loss. As of September 30, 2016, the maximum exposure to loss is $0.8 million carrying value of the investment on the convertible debt (refer to Note 2).

(3)	Represents depreciation and amortization expense.

(4)	Includes from acquisition date on January 9, 2015 through September 30, 2015.

(5)	Excludes the Company’s portion of equity in earnings (losses) from the Townsend Funds (refer to below).
Townsend Funds
The following table summarizes the Townsend Funds, which are accounted for at fair value, as of September 30, 2016, for the three months ended September 30, 2016 and for the period from the Townsend Acquisition Date through September 30, 2016 (dollars in thousands):

As of September 30, 2016			Three Months Ended September 30, 2016			Period from the Townsend Acquisition Date through September 30, 2016
Number of Funds(1)	Fair Value(2)	Unfunded Commitments(2)(3)	Income(4)	Distributions(2)	Contributions	Income(4)	Distributions(2)	Contributions
26	$21,373	$9,361	$863	$1,998	$1,054	$1,307	$3,007	$5,367
_________________

(1)	Investments in closed-ended funds are not redeemable and investments in open-ended funds have semi-annual redemption options with 120 days advance notice.

(2)
The Company assumed an obligation to the sellers of Townsend, including certain Townsend employees, under which they are entitled to approximately 84% of the value of the Townsend Funds at the Townsend Acquisition Date along with any income related to capital contributed prior to acquisition. The Company is obligated to fund all future contributions and is entitled to any income on such contributions subsequent to the Townsend Acquisition Date. As of September 30, 2016, the carrying amount of such liability is $16.1 million and is recorded in other liabilities on the consolidated balance sheet. Certain distributions received for the quarter will be paid against the assumed obligation of $16.1 million to the sellers.

(3)	Subsequent to the Townsend Acquisition Date, the Company has commitments to co-invest approximately 1% of the total unfunded commitment in the Townsend Funds.

(4)
The Company’s portion of equity in earnings (losses) from the Townsend Funds is $0.3 million for the three months ended September 30, 2016 and $0.4 million for the period from the Townsend Acquisition Date through September 30, 2016.

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
The Term Loan related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. As of September 30, 2016, the Company was in compliance with all of its financial covenants.

6.	Related Party Arrangements
NorthStar Realty
Investment Opportunities
Under the management agreement, NorthStar Realty agreed to make available to the Company for the benefit of the Managed Companies, including NorthStar Realty, all investment opportunities sourced by NorthStar Realty. The Company agreed to fairly allocate such opportunities among the Managed Companies, including NorthStar Realty, in accordance with an investment allocation policy. Pursuant to the management agreement, NorthStar Realty is entitled to fair and reasonable compensation for its services in connection with any loan origination opportunities sourced by it, which may include first mortgage loans, subordinate mortgage interests, mezzanine loans and preferred equity interests, in each case relating to commercial real estate. For the three and nine months ended September 30, 2016, the Company incurred $0.4 million and $0.8 million, respectively, to NorthStar Realty for services in connection with loan originations.
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
Credit Agreement
In connection with the NSAM Spin-off, the Company entered into a revolving credit agreement with NorthStar Realty pursuant to which NorthStar Realty makes available to the Company, on an “as available basis,” up to $250.0 million of financing with a maturity of June 30, 2019 at LIBOR plus 3.50%. The revolving credit facility is unsecured. In addition, the Company may use the proceeds to acquire assets on behalf of the Managed Companies that the Company intends to allocate to such Managed Company but for which such Managed Company may not then have immediately available funds. The terms of the revolving credit facility contain various representations, warranties, covenants and conditions, including the condition that NorthStar Realty’s obligation to advance proceeds to the Company is dependent upon NorthStar Realty and its affiliates having at least $100.0 million of either unrestricted cash and cash equivalents or amounts available under committed lines of credit, after taking into account the amount the Company seeks to draw under the facility. As of September 30, 2016, the Company had no borrowings outstanding under the credit agreement.
NorthStar Listed Companies Shares
The Company purchased 2.7 million and 0.2 million shares of NorthStar Realty and NorthStar Europe, respectively, in the open market for $52.2 million in the aggregate. For the three and nine months ended September 30, 2016, the Company recorded an unrealized gain of $5.1 million and an unrealized loss of $10.1 million, respectively, which is recorded in unrealized gain (loss) on investments and other and $1.1 million and $3.3 million, respectively, of dividend income recorded in other income in the consolidated statements of operations.
Recent Sales or Commitments to Sell to Retail Companies
During 2016, NorthStar Realty entered into agreements to sell certain assets to the Retail Companies. The board of directors of each Retail Company, including all of the independent directors, approved of the respective transactions after considering, among other matters, third party pricing support.
Healthcare Strategic Joint Venture
In January 2014, the Company entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc., focused on expanding the Company’s healthcare business into a preeminent healthcare platform (“Healthcare Strategic Partnership”). In connection with the partnership, Mr. Flaherty oversees both NorthStar Realty’s healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In connection with entering into the partnership, NorthStar Realty granted Mr. Flaherty certain RSUs, half of which became RSUs of the Company as a result of the NSAM Spin-off (refer to Note 9). The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% above certain hurdles for new and existing healthcare real estate investments held by NorthStar Realty and NorthStar Healthcare. The Healthcare Strategic Partnership is also entitled to any incentive fees earned from NorthStar Healthcare or any future healthcare retail vehicles sponsored by the Company, NorthStar Realty or any affiliates, as well as future healthcare retail vehicles sponsored by AHI Ventures. For the three and nine months ended September 30, 2016 and 2015, the Company did not earn incentive fees related to the Healthcare Strategic Partnership.
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
AHI Venture
In connection with the AHI Interest, AHI Ventures provides certain asset management, property management and other services to affiliates of the Company assisting in managing the current and future healthcare assets (excluding any joint venture assets) of NorthStar Realty and other Retail Companies, including the assets formerly owned by Griffin-American Healthcare REIT II, Inc. (“Griffin-American”) and its former operating partnership, Griffin-American Healthcare REIT II Holdings, LP (“Griffin-America OP portfolio”) and third party assets, representing $7.5 billion, of which $5.5 billion is owned by NorthStar Realty and NorthStar Healthcare. AHI Ventures receives a base management fee of $1.6 million per year plus an additional 0.50% on certain additional equity invested by NorthStar Realty or NorthStar Healthcare in future healthcare assets (excluding assets in the Griffin-American OP portfolio and other joint ventures) that AHI Ventures may manage. AHI Ventures may also participate in the incentive fees earned by the Company and its affiliates with respect to new and existing healthcare real estate investments held by NorthStar Realty and NorthStar Healthcare, including the Griffin-American OP portfolio, any future healthcare retail vehicles sponsored by the Company, NorthStar Realty or any affiliates, as well as any future healthcare retail vehicles sponsored by AHI Ventures. AHI Ventures would also be entitled to additional base management fees should it manage assets on behalf of any other Managed Companies. AHI Ventures also intends to directly or indirectly sponsor, co-sponsor, form, register, market, advise, manage and/or operate investment vehicles that are intended to invest primarily in healthcare real estate assets. In addition, Mr. Flaherty acquired a 12.3% interest, as adjusted, in AHI Ventures. For the three and nine months ended September 30, 2016, the Company incurred $1.0 million and $1.8 million, respectively, of base management fees to AHI, which is recorded in other expenses in the consolidated statements of operations. Also, AHI provides certain asset management, property management and other services to NorthStar Realty to assist in managing its properties. For the three months ended September 30, 2016 and 2015, NorthStar Realty incurred $0.4 million of property management fees to AHI in each period. For the nine months ended September 30, 2016 and 2015, NorthStar Realty incurred $1.3 million of property management fees to AHI in each period.
In April 2015, Griffin-American Healthcare REIT III, Inc., a vehicle managed by an affiliate of AHI, distributed shares of its common stock to the members of AHI Ventures, of which the Company received 0.2 million shares in connection with the distribution, which is recorded in other assets on the consolidated balance sheets.
Island Venture
Island is a leading, independent select service hotel management company that currently manages 164 hotel properties, representing $3.8 billion, of which 110 hotel properties totaling $2.0 billion, are owned by NorthStar Realty. Island provides certain asset management, property management and other services to NorthStar Realty to assist in managing its hotel properties. Island receives a base management fee of 2.5% to 3.0% of the current monthly revenue of the NorthStar Realty hotel properties it manages for NorthStar Realty. For the three months ended September 30, 2016 and 2015, NorthStar Realty incurred $4.7 million of base property management and other fees to Island in each period. For the nine months ended September 30, 2016 and for the period from acquisition date (January 9, 2015) through September 30, 2015, NorthStar Realty incurred $13.5 million and $11.1 million, respectively, of base property management and other fees to Island.
RXR Realty
In December 2013, NorthStar Realty entered into a strategic transaction with RXR Realty, the co-sponsor of NorthStar/RXR New York Metro. The investment in RXR Realty includes an approximate 27% equity interest. NorthStar Realty’s equity interest in RXR Realty is structured so that the Company is entitled to the portion of distributable cash flow from RXR Realty’s investment management business in excess of the $10 million minimum annual base amount set forth in the management agreement (refer to Note 3). For the three and nine months ended September 30, 2016 and 2015, the Company was not entitled to any excess.

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
Securities
As of September 30, 2016 and December 31, 2015, the Company’s securities are valued using quoted prices in an active market, and as such, are classified as Level 1 of the fair value hierarchy. As of September 30, 2016 and December 31, 2015, the fair value is $38.4 million and $46.2 million, respectively.
Townsend Funds
The fair value of the Townsend Funds are estimated by the Company’s proportionate share of net asset value provided by the underlying fund investment based on the most recent available information, which is on a one quarter lag. The Company reviews the net asset value provided by the underlying fund investment managers on an ongoing basis and compares these values to the audited financial statements, as applicable. As of September 30, 2016, the fair value is $21.4 million.
Convertible Debt Investment
As of September 30, 2016, the Company’s convertible debt investment to Distributed Finance is classified as an available-for-sale debt security and is recorded within other assets on the consolidated balance sheets. The debt investment is valued based on unobservable inputs and as such, is classified as Level 3 of the fair value hierarchy. As of September 30, 2016, the fair value is $0.8 million.
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
Term Loan
The Company uses term to maturity and LIBOR rates to estimate fair value. This fair value measurement is based on observable inputs and as such, is classified as Level 2 of the fair value hierarchy. As of September 30, 2016, the carrying value of the Term Loan is $468.7 million, which approximates fair value.

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
Merger Related Arrangements and Other Costs
The Company entered into fee arrangements with service providers and advisors pursuant to which certain fees incurred by the Company in connection with the Mergers will become payable only if the Company consummates the Mergers. The Company has and will incur other professional fees related to the Mergers. In addition, the Company will incur cash compensation expenses to executives and employees related to severance, retention and related costs. There can be no assurances that the Company will complete this or any other transaction. For the three months ended September 30, 2016 and since the announcement of the Mergers through September 30, 2016, the Company recorded an aggregate of $6.7 million and $24.4 million, respectively, in transaction costs in the consolidated statements of operations. To the extent the Mergers are consummated, the Company anticipates incurring a significant amount of additional costs, which with respect to advisors could be up to approximately $30 million.

9.	Compensation Expense
Summary
The following table presents a summary of compensation expense for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Salaries and related expenses	$21,651	$18,848	$62,009	$48,698
Equity-based compensation expense	14,767	14,558	45,538	43,178
Total	$36,418	$33,406	$107,547	$91,876
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
In anticipation of the NSAM Spin-off, on April 3, 2014, the Company granted an aggregate of 6,230,529 RSUs to its executive officers pursuant to the NSAM Stock Plan. The RSUs vest over four years and are subject to the achievement of performance-based vesting conditions and continued employment. 40% of these RSUs are performance-based awards and were subject to the achievement of performance-based hurdles relating to CAD of the Company and NorthStar Realty and capital raising of the Retail Companies, as well as continued employment through December 31, 2017 (“Performance RSUs”). 30% of these RSUs are market-based awards and are subject to the achievement of performance-based hurdles relating to the Company’s absolute total stockholder return and continued employment over a four-year period ended April 2, 2018 (“Absolute RSUs”). The remaining 30% of these RSUs are market-based awards and are subject to the achievement of performance-based hurdles based on the Company’s total stockholder return relative to the Russell 2000 Index and continued employment over a four-year period ended April 2, 2018 (“Relative RSUs”). With respect to these grants, the grant date fair value for the Performance RSUs, Absolute RSUs and Relative RSUs was $17.01, $10.22 and $16.21 per RSU, respectively. The grant date fair value was determined using a risk-free interest rate of 1.48%. In May 2014, the Company also granted an aggregate of 1,280,257 of the Performance RSUs, Absolute RSUs and Relative RSUs (net of forfeitures occurring prior to September 30, 2016) with substantially similar terms as the RSUs granted to executives in April 2014 to certain employees pursuant to the NSAM Stock Plan. With respect to these grants, the grant date fair

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

value for the Performance RSUs, Absolute RSUs and Relative RSUs was $16.80, $9.95 and $16.29 per RSU, respectively. The grant date fair value of the Absolute RSUs and Relative RSUs was determined using a risk-free interest rate of 1.29%. In December 2014, the Company determined that the performance hurdles relating to the Performance RSUs were met. On December 31, 2014, the Performance RSUs were settled in shares of the Company’s common stock, of which 25% were vested and the remainder (in the form of restricted stock) were subject to vesting in equal installments on December 31, 2015, 2016 and 2017, subject to continued employment. In connection with the vesting of these shares, on December 31, 2015 and 2014, the Company retired 370,943 and 392,157, respectively, of the vested shares of common stock to satisfy the minimum statutory tax withholding requirements. The common stock retired to satisfy the withholding amounts was recorded as a reduction to additional paid-in capital with an offsetting payable recorded in accounts payable and accrued expenses. On December 31, 2014, the Absolute RSUs and Relative RSUs related to the executives were settled in shares of performance common stock. Upon vesting pursuant to the terms of the Absolute RSUs and Relative RSUs, shares of performance common stock will automatically convert into shares of common stock and the executive will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each share of performance common stock that vests) on or after the date the shares of performance common stock were initially issued.
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
In connection with the long-term bonuses for 2014, the Company determined that the performance hurdles for the approximately 31.65% of the long-term bonuses to be paid in shares of the Company’s common stock were met. On December 31, 2014, the Company paid this portion of the long-term bonus by issuing 795,107 shares of common stock, of which 25% vested immediately and the remainder (in the form of restricted stock) was subject to vesting in equal installments on December 31, 2015, 2016 and 2017, subject to continued employment. In connection with the vesting of these shares, on December 31, 2015 and 2014, the Company retired 100,455 and 108,198, respectively, of the vested shares of common stock to satisfy the minimum statutory withholding requirements. In connection with the remainder of the long-term bonus to be paid by the Company, in February 2015, the Company issued an aggregate of 474,842 shares of performance common stock to executives, which are subject to vesting based on the Company’s absolute total stockholder return and continued employment over the four-year period ending December 31, 2017. With respect to these grants, the grant date fair value was $21.16 per share, which was determined using a risk-free interest rate of 1.00%. Upon vesting, these shares of performance common stock will automatically convert into shares of common stock and the executives will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each share of performance common stock that vests) on or after January 1, 2015. In February 2015, the Company also granted 605,144 shares of common stock, net of forfeitures occurring prior to September 30, 2016, to certain non-executive employees, subject to time based vesting conditions through January 29, 2018.
In the first quarter 2015, the Company’s compensation committee established bonus pools, awarded bonus pool percentages and established the performance goals, vesting requirements and other terms and conditions applicable to bonuses for 2015 under the NSAM Bonus Plan. Long-term bonuses for 2015 were paid in equity-based awards of the Company, NorthStar Realty and NorthStar

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Europe, subject to performance-based and time-based vesting conditions over the four-year performance period from January 1, 2015 through December 31, 2018. In February 2016, 31.65% of these long-term bonuses were paid by the Company by issuing 1,719,545 restricted shares of common stock to the Company’s executive officers, of which 25% were vested upon grant and the remainder is subject to vesting in equal installments on December 31, 2016, 2017 and 2018, subject to the recipient’s continued employment through the applicable vesting dates. The issuance of these restricted shares was subject to the achievement of performance-based hurdles relating to CAD of the Company, NorthStar Realty and NorthStar Europe or capital raising of the Retail Companies in 2015. In connection with the issuance of these shares, in February 2016, the Company retired 226,745 of the vested shares of common stock to satisfy the minimum statutory withholding requirements. In addition, in February 2016, 18.35% of these long-term bonuses are performance-based awards that were paid by the Company by issuing 996,957 shares of performance common stock to the Company’s executive officers, which are subject to vesting based on the Company’s absolute total stockholder return, CAD and continued employment over the four-year period ending December 31, 2018. With respect to these grants, the grant date fair value was $3.43 per share, which was determined using a risk-free interest rate of 0.88%. Upon vesting, these shares of performance common stock will automatically convert into shares of common stock and the executives will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each share of performance common stock that vests) on or after January 1, 2015. In February 2016, the Company granted 824,497 (net of forfeitures occurring prior to September 30, 2016) restricted shares of common stock to certain of its non-executive employees, with substantially similar terms to the executive awards subject to time-based vesting conditions. The remaining approximately 50% of long-term bonuses paid to executives and non-executive employees are being paid by NorthStar Realty and NorthStar Europe.
NorthStar Realty Equity Plans
In connection with the NSAM Spin-off, the Company issued the following related to the NorthStar Realty Equity Plans that remain outstanding as of September 30, 2016: 1,124,301 LTIP Units, net of forfeitures and conversions, of which 259,491 remain subject to vesting; and 500,371 RSUs related to executives only, which remain subject to vesting based on performance and continued employment. On December 31, 2014, the performance hurdle for an incremental 762,898 of RSUs was met pursuant to NorthStar Realty’s bonus plan for 2011. To settle these RSUs, on January 1, 2015 the Company issued 49,149 shares of common stock, net of the minimum statutory tax withholding requirements and the Company issued 665,747 Deferred LTIP Units, which subsequently settled to LTIP Units with the creation of the Operating Partnership on March 13, 2015.
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
AHI
On December 8, 2014, the Company acquired an interest in AHI for $37.5 million in cash and $20.0 million of common stock, representing 956,462 shares. In connection with this acquisition, the Company required the seller to subject one-half of these shares to forfeiture conditions that lapse based on the continued service to AHI of its three principals, with forfeiture conditions

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

with respect to 50% of these shares lapsing two years after the closing date of the Company’s acquisition and the remaining 50% lapsing five years after the closing date. As a result of this vesting arrangement, $10.0 million of common stock (or 478,231 shares) subject to this arrangement is treated as a contingent consideration arrangement tied to continued employment of the AHI principals as an incentive to remain as employees of AHI. As such, this contingent consideration arrangement is accounted for separately as a compensatory arrangement with amortization of such equity award being recorded by the Company through equity in earnings (losses). The AHI principals are also entitled to incremental grants of the Company’s common stock subject to certain conditions being met pursuant to a separate contractual arrangement entered into in connection with the Company’s AHI investment. For the three and nine months ended September 30, 2016, no incremental awards were issued.
In March 2016, the Company issued approximately 94,000 shares of common stock to employees of AHI in settlement of the commitment to contribute $1.0 million in shares of common stock related to equity incentives and will contribute $1.0 million in shares of common stock in March 2017 related to the year ended 2016.
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
Equity-based Compensation Summary
As of September 30, 2016, an aggregate of 30,072,659 shares of the Company’s common stock were reserved for the issuance of awards under the 2014 NSAM Plan, subject to equitable adjustment upon the occurrence of certain corporate events, provided that this number automatically increases each January 1st by 2% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31st.
Equity-based compensation expense for the three and nine months ended September 30, 2016 and 2015 represents the Company’s equity-based compensation expense following the NSAM Spin-off.
The following tables present equity-based compensation expense for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Time-Based Awards		Performance-Based Awards		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015	2016	2015
NSAM spin grants(1)	$2,008	$3,889	$3,711	$3,756	$5,719	$7,645
NSAM bonus plan	4,876	2,702	1,190	888	6,066	3,590
NorthStar Realty bonus plan(2)	1,904	2,246	598	977	2,502	3,223
Townsend grants	371	—	—	—	371	—
Dividends to non-employees	109	100	—	—	109	100
Total	$9,268	$8,937	$5,499	$5,621	$14,767	$14,558
__________________

(1)
Represents equity-based compensation expense for one-time grants issued related to the NSAM Spin-off. Certain awards had performance-based conditions which were met upon issuance, and accordingly, are included in time-based awards as they are only currently subject to continued employment conditions.

(2)	Represents equity-based compensation expense related to annual grants issued by NorthStar Realty prior to the NSAM Spin-off.

	Time-Based Awards		Performance-Based Awards		Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015
NSAM spin grants(1)	$6,030	$11,565	$11,078	$11,171	$17,108	$22,736
NSAM bonus plan	17,769	7,731	3,367	2,104	21,136	9,835
NorthStar Realty bonus plan(2)	4,199	7,375	1,780	2,901	5,979	10,276
Townsend grants	973	—	—	—	973	—
Dividends to non-employees	342	331	—	—	342	331
Total	$29,313	$27,002	$16,225	$16,176	$45,538	$43,178

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
The following table presents activity related to the issuance, vesting and forfeitures of restricted stock and LTIP Units. The balance as of September 30, 2016 represents LTIP Units whether vested or not that are outstanding and unvested shares of restricted stock (grants in thousands):

	Nine Months Ended September 30, 2016
	Restricted Stock(1)		LTIP Units	Total Grants	Weighted Average Grant Price
December 31, 2015	3,268		1,792	5,060	$22.02
New grants	2,577		—	2,577	10.85
Townsend grants	658		—	658	11.00
Vesting	(896)	(2)	—	(896)	14.14
Forfeited or canceled grants	(44)		(2)	(46)	17.92
September 30, 2016	5,563		1,790	7,353	$18.10
___________________

(1)	Represents restricted stock included in common stock outstanding.

(2)	Includes 0.5 million shares of restricted stock that vested and 0.3 million shares of restricted stock that were retired to satisfy minimum statutory withholding requirements.
As of September 30, 2016, equity-based compensation expense to be recognized over the remaining vesting period through December 2020 is $83.9 million, provided there are no forfeitures.
In connection with the Mergers, substantially all outstanding time-based equity awards issued to executives and non-executive employees will vest in accordance with their terms. In addition, all or a portion of the outstanding NSAM performance-based awards issued to executives and non-executives will vest in accordance with their terms, subject to forfeiture and reduction.

10.	Stockholders’ Equity
Share Repurchase
In April 2015, the Company’s board of directors authorized the repurchase of up to $400 million of its outstanding common stock. In May 2016, the Company’s board of directors extended the authorization for an additional year. The authorization expires in April 2017, unless otherwise extended by the Company’s board of directors. From April 2015 through December 31, 2015, the Company repurchased 7.8 million shares of its common stock for approximately $105.2 million. For the nine months ended September 30, 2016, the Company did not repurchase any shares of its common stock.
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

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Earnings Per Share
Basic and diluted earnings per share and the average number of common shares outstanding were calculated using the number of common stock outstanding. The following table presents EPS for the three and nine months ended September 30, 2016 and 2015 (dollars and shares in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30, 2016
	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to NorthStar Asset Management Group Inc. common stockholders	$24,842	$41,173	$53,340	$100,965
Less: Earnings (loss) allocated to unvested participating securities	(1,051)	(1,440)	(2,647)	(3,383)
Numerator for basic income (loss) per share	23,791	39,733	50,693	97,582
Add: Undistributed earnings allocated to participating nonvested shares	265	804	—	1,530
Less: Undistributed earnings reallocated to participating nonvested shares	(261)	(522)	—	(1,352)
Net income (loss) attributable to LTIP Units non-controlling interests	246	381	533	771
Numerator for diluted income (loss) per share	$24,041	$40,396	$51,226	$98,531

Denominator:
Weighted average number of shares of common stock	183,399	189,423	183,251	189,524
Incremental diluted shares	1,926	4,378	1,832	4,296
Weighted average number of diluted shares(1)	185,325	193,801	185,083	193,820
Earnings (loss) per share:
Basic	$0.13	$0.21	$0.28	$0.51
Diluted	$0.13	$0.21	$0.28	$0.51
______________________

(1)
Diluted EPS excludes the effect of equity-based awards issued that were not dilutive for the periods presented. These instruments could potentially impact diluted EPS in future periods, depending on changes in the Company’s stock price and other factors.

11.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate LTIP Units held by limited partners (the “Unit Holders”) in the Operating Partnership. Net income (loss) attributable to the non-controlling interest is based on the weighted average Unit Holders’ ownership percentage of the Operating Partnership for the respective period. The issuance of additional common stock or LTIP Units changes the percentage ownership of both the Unit Holders and the Company. Since an LTIP Unit is generally redeemable for cash or common stock at the option of the Company, it is deemed to be equivalent to common stock. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and non-controlling interests on the accompanying consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership. On a quarterly basis, the carrying value of such non-controlling interest is allocated based on the number of LTIP Units held by Unit Holders in total in proportion to the number of LTIP Units in total plus the number of shares of common stock. In connection with the formation of the Operating Partnership, the Company recorded a non-controlling interest of $4.4 million related to LTIP Units. As of September 30, 2016, 1,790,048 LTIP units were outstanding, representing a 1.0% ownership and non-controlling interest in the Operating Partnership. Income attributable to the Operating Partnership non-controlling interest for the three and nine months ended September 30, 2016 was $0.2 million and $0.5 million, respectively.
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

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents a summary of changes in the redeemable non-controlling interests from the Townsend Acquisition Date through September 30, 2016 (dollars in thousands):

Beginning balance	$—
Contributions	75,259
Distributions	(3,582)
Net income (loss)	2,991
Allocation of redeemable non-controlling interests	661
Currency translation adjustment and other	(180)
Ending balance	$75,149

12.	Income Taxes
Certain subsidiaries of the Company are subject to taxation by federal, state, local and foreign authorities for the periods presented. The Operating Partnership is treated as a partnership for federal income tax purposes and consequently, its items of income gain, loss, deduction and credit are passed through to, and included in, the taxable income of each of its partners including the Company.
For the three months ended September 30, 2016 and 2015, the Company incurred $5.7 million of income tax expense and had a $3.8 million of income tax benefit, respectively. For the nine months ended September 30, 2016 and 2015, the Company incurred $9.3 million and $16.2 million of income tax expense, respectively, which is based on a full year estimated effective tax rate of approximately 14.9% and 14.0%, respectively. The Company operates internationally and domestically through multiple operating subsidiaries. Each of the jurisdictions in which the Company operates has its own tax law and tax rate and the tax rate outside the United States may be lower than the U.S. federal statutory income tax rate.

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

•	Retail Companies - Provides asset management and other services on a fee basis by managing the day-to-day activities of the Retail Companies.

•	Broker-dealer - Raises capital in the retail market through NorthStar Securities and earn dealer manager fees for selling equity in the Retail Companies.

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

•
Corporate/Other - Includes corporate level general and administrative expenses, as well as special servicing on a fee basis in connection with certain securitization transactions. In addition, includes opportunistic investments, such as the Company’s purchase of NorthStar Listed Companies common stock.

The Company began earning fees from NorthStar Europe on November 1, 2015 and from Townsend on the Townsend Acquisition Date. The following tables present segment reporting for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of Operations:
Three Months Ended September 30, 2016	NorthStar Listed Companies	Retail Companies	Broker- Dealer(1)	Direct Investments	Corporate/Other		Total
Asset management and other fees	$50,319	$22,649	$—	$17,009	$—		$89,977
Selling commission and dealer manager fees, related parties	—	—	3,856	—	—		3,856
Commission expense	—	—	3,608	—	—		3,608
Interest expense	—	—	—	—	6,882		6,882
Compensation expense	—	—	2,376	7,463	26,579		36,418
Other general and administrative expenses	—	—	2,032	1,627	6,600		10,259
Equity in earnings (losses) of unconsolidated ventures(2)	—	—	—	188	—		188
Income tax benefit (expense)	—	—	—	—	(5,708)		(5,708)
Net income (loss)	50,319	22,649	(4,180)	5,312	(48,157)	(3)	25,943
_______________

(1)	Direct general and administrative expenses incurred by the broker-dealer.

(2)
For the three months ended September 30, 2016, the Company recognized in equity in earnings (losses), operating income of $3.6 million, which excludes $3.7 million of equity-based compensation expense and depreciation and amortization expense and $0.3 million related to the Townsend Funds.

(3)
Includes general and administrative expenses including equity-based compensation of $14.1 million, of which $0.4 million related to Townsend grants, transaction costs of $7.1 million and unrealized gain of $5.1 million.

Statement of Operations:
Three Months Ended September 30, 2015	NorthStar Listed Companies	Retail Companies	Broker- Dealer(1)	Direct Investments	Corporate/Other	Total
Asset management and other fees	$51,284	$27,710	$—	$—	$—	$78,994
Selling commission and dealer manager fees, related parties	—	—	29,104	—	—	29,104
Commission expense	—	—	26,978	—	—	26,978
Compensation expense	—	—	1,785	—	31,621	33,406
Other general and administrative expenses	—	—	2,046	—	5,518	7,564
Equity in earnings (losses) of unconsolidated ventures(2)	—	—	—	(56)	—	(56)
Income tax benefit (expense)	—	—	—	—	3,825	3,825
Net income (loss)	51,284	27,710	(1,684)	(56)	(35,700)	41,554
_______________

(1)	Direct general and administrative expenses incurred by the broker-dealer.

(2)
For the three months ended September 30, 2015, the Company recognized in equity in earnings (losses), operating income of $2.4 million, which excludes $0.2 million of equity-based compensation expense and $2.3 million of depreciation and amortization expense.

Statement of Operations:
Nine Months Ended September 30, 2016	NorthStar Listed Companies	Retail Companies	Broker- Dealer(1)	Direct Investments	Corporate/Other		Total
Asset management and other fees	$150,503	$78,911	$—	$46,925	$—		$276,339
Selling commission and dealer manager fees, related parties	—	—	15,115	—	—		15,115
Commission expense	—	—	14,025	—	—		14,025
Interest expense	—	—	—	—	18,968		18,968
Compensation expense	—	—	7,271	19,881	80,395		107,547
Other general and administrative expenses	—	—	6,224	4,023	20,933		31,180
Equity in earnings (losses) of unconsolidated ventures(2)	—	—	—	(5,094)	—		(5,094)
Income tax benefit (expense)	—	—	—	—	(9,331)		(9,331)
Net income (loss)	150,503	78,911	(12,475)	13,150	(173,225)	(3)	56,864
__________________

(1)	Direct general and administrative expenses incurred by the broker-dealer.

(2)
For the nine months ended September 30, 2016, the Company recognized in equity in earnings (losses), operating income of $7.3 million, which excludes $2.4 million impairment loss, $10.4 million of equity-based compensation expense and depreciation and amortization expense and $0.4 million related to the Townsend Funds.

(3)
Includes general and administrative expenses including equity-based compensation of $43.6 million, of which $1.0 million related to Townsend grants, transaction costs of $32.1 million and unrealized loss of $10.2 million.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of Operations:
Nine Months Ended September 30, 2015	NorthStar Listed Companies	Retail Companies	Broker- Dealer(1)	Direct Investments	Corporate/Other	Total
Asset management and other fees	$151,280	$79,451	$—	$—	$—	$230,731
Selling commission and dealer manager fees, related parties	—	—	87,364	—	—	87,364
Commission expense	—	—	81,011	—	—	81,011
Compensation expense	—	—	5,725	—	86,151	91,876
Other general and administrative expenses	—	—	6,859	—	16,065	22,924
Equity in earnings (losses) of unconsolidated ventures(2)	—	—	—	(836)	—	(836)
Income tax benefit (expense)	—	—	—	—	(16,168)	(16,168)
Net income (loss)	151,280	79,451	(6,234)	(836)	(121,925)	101,736
_______________

(1)	Direct general and administrative expenses incurred by the broker-dealer.

(2)
For the nine months ended September 30, 2015, the Company recognized in equity in earnings (losses), operating income of $7.8 million, which excludes $1.8 million of equity-based compensation expense and $6.8 million depreciation and amortization expense.

Total Assets	NorthStar Listed Companies(1)	Retail Companies(1)	Broker- Dealer	Direct Investments	Corporate/Other	Total
September 30, 2016	$58,963	$65,867	$6,444	$575,058	$139,998	$846,330
December 31, 2015	50,924	66,246	16,470	88,069	153,112	374,821
_______________

(1)	Primarily represents receivables from related parties. Subsequent to September 30, 2016, the Company received $60.0 million from the Managed Companies and Townsend.

14.	Subsequent Events
Dividends
On November 1, 2016, the Company declared a dividend of $0.10 per share of common stock. The common stock dividend will be paid on November 18, 2016 to stockholders of record as of the close of business on November 14, 2016.
Colony NorthStar Registration Statement
In October 2016, the Company amended the merger agreement and provided for, among other matters, an enhanced governance structure for Colony NorthStar, modified severance terms for the Company’s executive officers and a special cash dividend for the Company’s stockholders now totaling $228 million. In connection with the amendment to the merger agreement, the Company entered into a voting agreement with MSD and its affiliates, which together own approximately 10.2% of the Company’s outstanding shares, pursuant to which MSD agreed to vote in favor of the Mergers and related proposals. In addition, Colony NorthStar, a Maryland subsidiary of NSAM that will be the surviving parent company of the combined company following the completion of the Mergers, filed with the SEC an amended registration statement on Form S-4 that includes a joint proxy statement of the Company, Colony and NorthStar Realty and that also constitutes a prospectus of Colony NorthStar.

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
On January 29, 2016, we acquired an approximate 84% interest in Townsend Holdings LLC, or Townsend, or the Townsend Acquisition Date, a leading global provider of investment management and advisory services focused on real assets. Founded in 1983, Townsend is the manager or advisor to $184 billion of real assets as of September 30, 2016. Townsend’s management team owns the remainder of the business and continues to direct day-to-day operations, subject to the oversight and direction of its board of directors which is controlled by NSAM. We acquired the interest in Townsend for approximately $383 million, net of post-closing adjustments. In connection with the acquisition, we obtained a $500 million term loan, which was used to fund the transaction, repay in full the amount outstanding under our revolving credit agreement and for general corporate purposes, including repurchases of our common stock.
We earn asset management and other fees, directly or indirectly, pursuant to management and other contracts and direct investments. In addition, we own NorthStar Securities, LLC, or NorthStar Securities, a captive broker-dealer platform registered with the United States Securities and Exchange Commission, or SEC, which raises capital in the retail market for our Retail Companies.
As of September 30, 2016, adjusted for sales, acquisitions and commitments to sell or acquire investments by our Managed Companies and Townsend, through November 4, 2016, we had $39 billion of assets under management. In addition, inception to date, we invested $483 million in direct investments in entities that manage $26 billion, including assets held by our Managed Companies, across a variety of asset classes. We may also make opportunistic investments that take advantage of market dynamics.
Merger Agreement with NorthStar Realty and Colony Capital, Inc.
In June 2016, we announced that we entered into a merger agreement with NorthStar Realty and Colony Capital, Inc., or Colony, under which the companies will combine in an all-stock merger of equals transaction to create an internally-managed, diversified real estate and investment management platform, or the Mergers. The transaction has been approved by our and NorthStar Realty’s respective boards of directors, including the unanimous approval by their respective Special Committees and the board of directors of Colony.

Under the terms of the merger agreement, as amended, we will redomesticate to Maryland and elect to be treated as a REIT beginning in 2017 and NorthStar Realty and Colony, through a series of transactions, will merge with and into the redomesticated NSAM, which will be renamed Colony NorthStar, Inc. Our common stockholders will receive one share of Colony NorthStar’s common stock for each share of common stock they own. Upon completion of the transaction, NorthStar Realty stockholders will own approximately 33.90%, Colony stockholders will own approximately 33.25% and our stockholders will own approximately 32.85% of the combined company on a fully diluted basis, excluding the effect of certain equity-based awards issuable in connection with the Mergers. Prior to the closing of the Mergers, we expect our board of directors or a duly authorized committee thereof to declare a special cash dividend in the amount of $228 million to our common stockholders.
In October 2016, we amended the merger agreement and provided for, among other matters, an enhanced governance structure for Colony NorthStar, modified severance terms for our executive officers and a special cash dividend for our stockholders now totaling $228 million. In connection with the amendment to the merger agreement, we entered into a voting agreement with MSD Capital L.P. or MSD and its affiliates, which together own approximately 10.2% of our outstanding shares, pursuant to which MSD agreed to vote in favor of the Mergers and related proposals. In addition, Colony NorthStar, a Maryland subsidiary of ours that will be the surviving parent company of the combined company following the completion of the Mergers, filed with the SEC an amended registration statement on Form S-4 that includes a joint proxy statement us, Colony and NorthStar Realty and that also constitutes a prospectus of Colony NorthStar.
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

•	Retail Companies - Provides asset management and other services on a fee basis by managing the day-to-day activities of our Retail Companies.

•	Broker-dealer - Raises capital in the retail market through NorthStar Securities and earn dealer manager fees for selling equity in the Retail Companies.

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

•
Corporate/Other - Includes corporate level general and administrative expenses, as well as special servicing on a fee basis in connection with certain securitization transactions. In addition, includes opportunistic investments, such as our purchase of NorthStar Listed Companies common stock.

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
The following table presents the investments of our Managed Companies, Townsend and assets under management of our current and pending consolidated direct investments as of September 30, 2016, adjusted for sales, acquisitions and commitments to sell or acquire investments by our Managed Companies and Townsend through November 4, 2016 (dollars in thousands):

	September 30, 2016
	Amount(1)	Percentage
NorthStar Listed Companies
NorthStar Realty	$16,067,495	40.9%
NorthStar Europe	2,080,549	5.3%
Subtotal NorthStar Listed Companies	18,148,044	46.2%
Retail Companies
NorthStar Income	1,697,770	4.3%
NorthStar Healthcare	2,743,105	7.0%
NorthStar Income II	1,733,799	4.4%
NorthStar/RXR New York Metro	4,893	—
NorthStar Corporate Fund	1,562	—
Subtotal Retail Companies	6,181,129	15.7%
Subtotal Managed Companies	24,329,173	61.9%
Institutional Capital
Townsend(2)	14,981,500	38.1%
Total	$39,310,673	100.0%
__________________

(1)
Based on investments reported by each Managed Company, except for NorthStar Healthcare which excludes its proportionate interest in certain healthcare joint ventures with NorthStar Realty and includes pro forma adjusted for sales and commitments to sell certain assets subsequent to the period presented.

(2)	As of September 30, 2016, Townsend is the advisor to approximately $168.7 billion of real assets.
We have also invested in indirect investments through strategic partnerships and joint ventures. The following table presents the assets under management of our investments in unconsolidated ventures as of September 30, 2016 (dollars in millions):

	Assets Under Management(1)	Primary Business	Ownership Interest
AHI(2)	$2,438	Healthcare real estate management	43%
Island(3)	1,811	Select service hotels management	45%
Total	$4,249
_________________

(1)	Excludes NorthStar Realty and NorthStar Healthcare’s proportionate interest in assets managed by such partner.

(2)	In December 2014, we acquired an interest in AHI for $58 million, consisting of $38 million in cash and $20 million of our common stock, or the AHI Interest.

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

The following table presents asset management and other fees earned from our Managed Companies and Townsend (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
NorthStar Listed Companies(1)	$50,319	$51,284	$150,504	$151,280
Retail Companies	22,649	27,710	78,911	79,451
Institutional Capital(2)	17,009	—	46,924	—
Total	$89,977	$78,994	$276,339	$230,731
_________________

(1)	We began earning fees from NorthStar Europe on November 1, 2015.

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
The following table presents a summary of the fee arrangements and amounts earned from our NorthStar Listed Companies:

	NorthStar Realty	NorthStar Europe
Commencement date	July 1, 2014	November 1, 2015
Current in place annual base management fee(1)	$187.1 million	$14.2 million
Incentive fee hurdle to CAD per share(2)
15%	Excess of $0.68 and up to $0.78(3)	Excess of $0.30 and up to $0.36
25%	Excess of $0.78(3)	Excess of $0.36
Base management fee
Three months ended September 30, 2016	$46.8 million	$3.5 million
Three months ended September 30, 2015(4)	$49.0 million	NA
Nine months ended September 30, 2016	$140.0 million	$10.5 million
Nine months ended September 30, 2015(4)	$142.5 million	NA
Incentive fee
Three months ended September 30, 2016	—	—
Three months ended September 30, 2015(4)	$2.3 million	NA
Nine months ended September 30, 2016	—	—
Nine months ended September 30, 2015(4)	$8.7 million	NA

_________________

(1)
The base management fee will increase by an amount equal to 1.5% per annum of the sum of: the cumulative net proceeds of all future common equity and preferred equity issued, equity issued in exchange or conversion of exchangeable senior notes or stock-settlable notes based on the stock price at the date of issuance and any other issuances of common equity, preferred equity or other forms of equity, including but not limited to limited partnership interests in the NorthStar Realty or NorthStar Europe operating partnerships, which are structured as profits interests, or LTIP Units (excluding units issued to the parent company and equity-based compensation, but including issuances related to an acquisition, investment, joint venture or partnership) by our NorthStar Listed Companies and cumulative cash available for distribution, or CAD, of our NorthStar Listed Companies, in excess of cumulative distributions paid on common stock, LTIP units or other equity awards beginning the first full calendar quarter after the NSAM Spin-off and NRE Spin-off, respectively. In addition, NorthStar Realty’s equity interest in RXR Realty LLC, or RXR Realty, and Aerium Group is structured so that we are entitled to the portion of distributable cash flow from each investment in excess of the $10 million minimum annual base amount.

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

Payment of Costs and Expenses and Expense Allocation
Our NorthStar Listed Companies are each responsible for all of their direct costs and expenses and will reimburse us for costs and expenses incurred by us on their behalf. In addition, we may allocate indirect costs to our NorthStar Listed Companies related to employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, our applicable NorthStar Listed Company’s management agreements with us, or the G&A Allocation. Our management agreements with our NorthStar Listed Companies each provide that the amount of the G&A Allocation will not exceed the following: (i) 20% of the combined total of: (a) our NorthStar Listed Companies’ general and administrative expenses as reported in their consolidated financial statements excluding (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to us under the terms of the applicable management agreement and (4) any allocation of expenses from us to our NorthStar Listed Companies, or our NorthStar Listed Companies’ G&A; and (b) our general and administrative expenses as reported in our consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any of our Managed Companies; less (ii) our NorthStar Listed Companies’ G&A. The G&A Allocation may include our applicable NorthStar Listed Company’s allocable share of our compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing such NorthStar Listed Company’s affairs, based upon the percentage of time devoted by such personnel to such NorthStar Listed Company’s affairs. The G&A Allocation may also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses which may be allocated based on various methodologies, such as weighted average employee count or the percentage of time devoted by personnel to such NorthStar Listed Companies’ affairs. In addition, each NorthStar Listed Company will pay directly or reimburse us for an allocable portion of any severance paid pursuant to any employment, consulting or similar service agreements in effect between us and any of our executives, employees or other service providers. For the three months ended September 30, 2016, we did not allocate costs to NorthStar Listed Companies. For the three months ended September 30, 2015, we allocated $0.8 million of costs to NorthStar Listed Companies. Such amount is recorded net of general and administrative expense in our consolidated statements of operations.

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
Pursuant to the management agreements with NorthStar Realty and NorthStar Europe, NorthStar Realty together with NorthStar Europe and any company spun-off from NorthStar Realty or NorthStar Europe, are obligated to pay directly or reimburse us for up to 50% of any long-term bonus or other compensation that our compensation committee determines shall be paid and/or settled in the form of equity and/or equity-based compensation to our executives, employees and service providers during any year. In accordance with these agreements, NorthStar Realty and NorthStar Europe were responsible for paying 50% of the 2015 long-term bonuses earned under the NSAM Bonus Plan.
Retail Companies
We raise or seek to raise capital for our Retail Companies through NorthStar Securities. The following table presents a summary of the fee arrangements with our current Retail Companies, which are effective:

	NorthStar	NorthStar	NorthStar	NorthStar/RXR	NorthStar	NorthStar
	Income	Healthcare	Income II	New York Metro(9)	Corporate Fund(12)(14)	Capital Fund(14)
Offering amount(1)	$1.2 billion	$2.1 billion	$1.65 billion	$2.0 billion(10)	$3.2 billion(13)	$3.2 billion(13)
Total capital raised through November 4, 2016(2)	$1.3 billion	$1.9 billion(8)	$1.1 billion(8)	$4.6 million(10)	$2.2 million(14)	$2.2 million(14)
Total investments as of November 4, 2016	$1.7 billion	$3.3 billion	$1.7 billion	$4.9 million	$1.6 million	N/A
Primary strategy	CRE Debt	Healthcare Equity and Debt	CRE Debt	New York Metro Area CRE Equity and Debt	Middle Market Non-Real Estate Business Loans and Securities	CRE Debt and Equity
Primary offering period	Completed July 2013	Completed January 2016(8)	Completed November 2016(8)	Ends February 2018(11)	Ends March 2019(11)	Ends July 2019(11)
Asset Management and Other Fees:
Asset management fees	1.25% of assets(3)	1.00% of assets(3)	1.25% of assets(3)	1.25% of assets(3)	2.0% of average gross assets(16)	2.0% of average gross assets(16)
Acquisition fees(4)	1.00% of investments	2.25% for real estate properties 1.00% of other investments	1.00% of investments	2.25% for real estate properties 1.00% of other investments	N/A	N/A
Disposition fees(5)	1.00% of sales price	2.00% for real estate properties 1.00% of sales price for debt investments	1.00% of sales price	2.00% for real estate properties 1.00% of sales price for debt investments	N/A	N/A
Incentive payments	15.00% of net cash flows after an 8.00% return(6)	15.00% of net cash flows after a 6.75% return(6)(7)	15.00% of net cash flows after a 7.00% return(6)	15.00% of net cash flows after a 6.00% return(6)	(15)	(15)
________________

(1)	Represents amount of shares registered to offer pursuant to each Retail Company’s public offering, distribution reinvestment plan and follow-on public offering.

(2)	Includes capital raised through distribution reinvestment plans.

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

(8)
NorthStar Healthcare successfully completed its initial public offering on February 2, 2015 by raising $1.1 billion in capital and its follow-on public offering on January 19, 2016 by raising $0.7 billion in capital. NorthStar Income II is no longer accepting subscriptions in its primary offering as of November 4, 2016 due to the completion of its initial public offering in November 2016 by raising $1.1 billion in capital.

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

(14)
NorthStar Corporate Fund and NorthStar Capital Fund’s registration statements were declared effective by the SEC and the minimum offering amount for each has been satisfied. We expect NorthStar Corporate Fund and NorthStar Capital Fund to begin raising capital from third parties in the first half 2017.

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
The following tables present a summary of asset management and other fees we earned from our current Retail Companies which are effective and investing capital (dollar in thousands):

	Three Months Ended September 30, 2016
	NorthStar Income	NorthStar Healthcare	NorthStar Income II	NorthStar/RXR New York Metro	NorthStar Corporate Fund	Total

Asset management fees	$5,410	$8,531	$4,241	$8	$4	$18,194
Acquisition fees	165	1,548	1,457	—	—	3,170
Disposition fees	1,179	—	106	—	—	1,285
Total	$6,754	$10,079	$5,804	$8	$4	$22,649

	Nine Months Ended September 30, 2016
	NorthStar Income	NorthStar Healthcare	NorthStar Income II	NorthStar/RXR New York Metro	NorthStar Corporate Fund	Total

Asset management fees	$16,318	$24,341	$12,848	$11	$6	$53,524
Acquisition fees	2,889	13,796	2,305	28	—	19,018
Disposition fees	3,510	—	2,859	—	—	6,369
Total	$22,717	$38,137	$18,012	$39	$6	$78,911
The following table presents a summary of our current Retail Companies which are effective and their capital raising activity for the nine months ended September 30, 2016, year ended December 31, 2015 and from inception through November 4, 2016:

				Capital Raised (in thousands)(2)
				Nine Months Ended		Year Ended	Inception through
	Primary Strategy	Offering Amount(1)	Offering Period	September 30, 2016		December 31, 2015	November 4, 2016
NorthStar Income	CRE Debt	$1.2 billion	Completed July 2013	$32,950		$43,783	$1,280,244
NorthStar Healthcare	Healthcare Equity and Debt	$2.1 billion	Completed January 2016	51,702		824,265	1,863,775
NorthStar Income II	CRE Debt	$1.65 billion	Completed November 2016	235,694		553,300	1,132,841
NorthStar/RXR New York Metro	New York Metro Area CRE Equity and Debt	$2.0 billion	Ends February 2018(3)	2,041	(4)	2,200	4,612
NorthStar Corporate Fund	Middle Market Non-real Estate Business Loans and Securities	$3.2 billion	Ends March 2019(3)	2,200	(5)	NA	2,200
NorthStar Capital Fund	CRE Debt and Equity	$3.2 billion	Ends July 2019(3)	2,200	(5)	NA	2,200
Total				$326,787		$1,423,548	$4,285,872

__________________

(1)	Represents amount of shares registered to offer pursuant to each Retail Company’s public offering, distribution reinvestment plan and follow-on public offering.

(2)	Includes capital raised through distribution reinvestment plans.

(3)	Offering period subject to extension as determined by the board of directors or trustees of each company.

(4)
NorthStar/RXR New York Metro’s amended registration statement to offer an additional class of common shares was declared effective by the SEC and the minimum offering amount has been satisfied. NorthStar/RXR New York Metro began raising capital in the second quarter 2016.

(5)
NorthStar Corporate Fund and NorthStar Capital Fund’s registration statements were declared effective by the SEC and the minimum offering amounts have been satisfied. The Company expects NorthStar Corporate Fund and NorthStar Capital Fund to begin raising capital from third parties in the first half 2017.

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
NorthStar/Townsend Institutional Real Estate Fund Inc. or NorthStar/Townsend Investment submitted a registration statement on Form N-2 to the SEC in October 2016. NorthStar/Townsend Investment seeks to raise up to $1 billion in a public offering of common stock. NorthStar/Townsend Investment is a continuously offered, non-diversified, closed-end management investment company that is operated as an interval fund that intends to elect to be taxed as a REIT. NorthStar/Townsend Investment intends to invest in institutional quality real estate and real estate-related investments with institutional investors. NorthStar/Townsend Investment intends to engage Townsend as its sub-advisor to manage investments. Any asset management and other fees paid by NorthStar/Townsend Investment will be shared between us and Townsend, as co-advisors. We expect NorthStar/Townsend Investment to begin raising capital in the first half 2017.
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
The distribution support agreement related to NorthStar Corporate Fund is an obligation of both NorthStar Realty and Och-Ziff, where each agreed to purchase up to an aggregate of $10 million in common stock, of which $1 million was contributed by each as seed capital, during the two-year period following commencement of the offering, with NorthStar Realty and Och-Ziff agreeing to equally purchase any shares. For the quarter ended March 31, 2016, NorthStar Realty and Och-Ziff purchased 0.2 million shares of NorthStar Corporate Fund common stock for $2 million in the aggregate.
The distribution support agreement related to NorthStar Capital Fund is an obligation of NorthStar Realty to purchase up to $10 million in common stock during the two-year period following commencement of the offering. For the quarter ended March 31, 2016, NorthStar Realty purchased 0.2 million shares of NorthStar Capital Fund common stock for $2 million.
We expect Colony NorthStar to continue the distribution support obligations following the closing of the Mergers.
Payment of Costs and Expenses and Expense Allocation
In addition, we are entitled to certain expense allocations for costs paid on behalf of our Retail Companies which include: (i) reimbursement for organization and offering costs such as professional fees and other costs associated with the formation and offering of the Retail Company; and (ii) reimbursement for direct and indirect operating costs such as certain salaries, equity-based compensation and professional and other costs such as rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses associated with managing the operations of the Retail Company. For the three and nine months ended September 30, 2016, we allocated $7 million and $24 million of expense related to the Retail Companies. Such amounts are recorded net in general and administrative expense in the consolidated statements of operations.

The following table presents a summary of the expense arrangements with our current Retail Companies, which are effective:

	NorthStar Income	NorthStar Healthcare	NorthStar Income II	NorthStar/RXR New York Metro	NorthStar Corporate Fund	NorthStar Capital Fund
Organization and offering costs(1)	$11.0 million(2)	$11.9 million(2)	$12.3 million(2)	$30.0 million, or 1.5% of the proceeds expected to be raised from the offering(4)	$29.0 million, or 1.0% of the proceeds expected to be raised from the offering(4)	$29.0 million, or 1.0% of the proceeds expected to be raised from the offering(4)
Operating costs(3)	Greater of 2.0% of its average invested assets or 25.0% of its net income (net of 1.25% asset management fee)	Greater of 2.0% of its average invested assets or 25.0% of its net income (net of 1.00% asset management fee)	Greater of 2.0% of its average invested assets or 25.0% of its net income (net of 1.25% asset management fee)	Greater of 2.0% of its average invested assets or 25.0% of its net income (net of 1.25% asset management fee)	Administrative expenses reimbursable subject to certain restrictions	Administrative expenses reimbursable subject to certain restrictions
__________________

(1)
Represents reimbursement for organization and offering costs paid on behalf of our Retail Companies in connection with their respective offerings. We are facilitating the payment of organization and offering costs on behalf of our Retail Companies.

(2)
Represents the total expense allocation for organization and offering costs through the end of the offering period in July 2013 for NorthStar Income, January 2016 for NorthStar Healthcare and through September 2016 for NorthStar Income II.

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
Institutional Capital - Townsend
Townsend generated management, advisory and incentive fees of $17.0 million and $46.9 million for the three months ended September 30, 2016 and from the Townsend Acquisition Date through September 30, 2016, respectively. We were also entitled to $1.8 million of management and other fees from January 14, 2016 to the Townsend Acquisition Date, which was recorded net of operating expenses in other income.
Certain contracts contain provisions to reimburse Townsend for expenses incurred on behalf of its clients such as legal due diligence and investment advisory team travel expenses. For the three months ended September 30, 2016 and for the period from the Townsend Acquisition Date through September 30, 2016, we recorded $0.6 million and $1.6 million, respectively, in both other income and other expenses related to such reimbursements.
Sources of Operating Revenues and Cash Flows
We primarily generate revenue from asset management and other fee income pursuant to contractual arrangements with our Managed Companies and effective January 29, 2016, we began generating revenue from asset management and other fee income from Townsend. We also generate revenue from commission income from selling equity in our Retail Companies. Additionally, we record equity in earnings (losses) and receive distributions from our investments in unconsolidated ventures.
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

•
The ability of Townsend to expand its advisory client base and fund management business, which in turn grows our institutional assets under management, is a driver of our ability to grow our fee income.

Outlook and Recent Trends
We and the assets of our Managed Companies are impacted by global, domestic, regional and local market and economic conditions. Historically, we have principally focused on domestic real estate investment platforms and companies. Over time, we have expanded internationally and may in the future expand the breadth of our business beyond the real estate asset class which may be accelerated after the closing of the Mergers. The interconnected nature of today’s economy exposes our business to global markets and economic conditions and changes in these areas, although not directly related to our business, may have a significant impact.
The U.S. economy demonstrated improvement in 2015, which prompted the Federal Reserve in December 2015 to raise the Federal Funds Rate for the first time in nine years. The U.S. economy has continued to show strength throughout 2016 with approximately 5% unemployment and positive trends in the housing market. Despite this, concerns still remain regarding low inflation in the United States, a stronger U.S. dollar, oil price instability, slow U.S. GDP and global growth, the U.S. Presidential election and increasing international market volatility. Many other global central banks have been easing monetary policy to combat low inflation and stagnant growth and the Federal Reserve is signaling that it may further adjust the Federal Funds Rate in 2016, especially in light of certain global events described below.
In June 2016, a non-binding referendum was passed in the United Kingdom supporting the exit from the European Union which in turn resulted in considerable instability to global markets and currencies, especially European markets, the U.K.’s economy and the British Pound Sterling which has continued to devalue. In addition, dramatic political change in the United Kingdom has resulted including the election of a new Prime Minister in July 2016. Much uncertainty remains as to the process for a potential March 2017 start to “Brexit” and the long-term impacts to the global, European and British economies. Sovereign banks have been actively easing monetary policy resulting in sustained low-to-negative interest rate environments, while several key global economies, including England, Germany and Japan, have recently reached positive interest rate territory in the benchmark 10-year paper. The Bank of England and other central banks remain poised for further monetary and financial policy action should the U.K.’s economy enter a downturn or as a tool to encourage positive economic growth. Despite the unexpected result of the referendum, markets have generally continued to function properly and in some cases recovered from the initial shock (e.g., U.S. equity markets). The potential for ongoing volatility and uncertainty resulting from “Brexit” and other geopolitical or financial unrest may have a significant impact on the overall global economic environment.
Given these influences and resulting market conditions at the end of 2015 and throughout 2016, our NorthStar Listed Companies have been constrained by their inability to access the capital markets. Following the NSAM Spin-off, our assets under management grew substantially in part because of the significant capital raising activity at NorthStar Realty. Sustained volatility in the capital markets has diminished our NorthStar Listed Companies’ capital raising activity and this environment could continue for an extended period of time.
CRE fundamentals remain relatively healthy across U.S. property types. Investor demand in 2015 for commercial real estate increased transaction activity and prices as rent and vacancy fundamentals improved across most property sectors. Private capital investment remained aggressive throughout 2015 and, although public markets slowed at the beginning of 2016, continued to remain aggressive throughout 2016, leading to continued appreciation in real estate values. However, property price appreciation has slowed and there is speculation that certain markets may be entering the late stage of the current real estate cycle and, in some markets, rent growth and capitalization rate compression has started to slow. One of the factors that may contribute to periodic volatility in the commercial real estate market is the large amount of maturing commercial real estate debt that may have difficulties being refinanced. Approximately $1.4 trillion of commercial real estate debt in the United States is scheduled to mature through 2018. While there appears to be a supply of available liquidity to satisfy many of these maturities, 2016 private-label CMBS year-to-date is 43% compared to the same period in 2015 and industry experts estimate a projected total origination volume of approximately $65 billion for 2016 versus volume of $95 billion in 2015. Despite non-traditional lenders significantly increasing loan origination volumes, this trend is potentially one symptom that could point to broader difficulties in the ability of the market to refinance the large amount of maturing real estate debt and may lead to a negative impact on the overall real estate market.
As an active asset manager of capital raised in the retail market, historically focusing on the non-traded sector, we are continually monitoring retail market fundamentals and trends and use the non-traded REIT market as a proxy for our overall retail business. Non-traded REIT capital raising was down year over year by 20% in 2014 (with approximately $16 billion in equity raised) and 36% in 2015. We were able to gain market share with our non-traded REITs during this time, having a 7% market share in 2014 increasing to 13% in 2015. In April 2016, the retail industry experienced the implementation of FINRA 15-02 related to disclosure on broker-dealer account statements and the final ruling of the U.S. Department of Labor’s “fiduciary” standard for retirement accounts. Although the final fiduciary rule was more favorable to both sponsors and broker-dealers in the retail industry than initial proposals, the impact of both of these events has been a sharp decline in capital raising in the retail market as evidenced by the overall non-traded REIT capital raising being down 55% year-to-date through September 2016 compared to the same period in 2015. We have seen our sales decline in 2016 as a result. However, we anticipate the overall market and opportunity for retail products to improve as it adapts to these changes and we expect to continue to gain market share as our institutional-quality sponsorship, rapidly broadening product line and innovative structures create opportunities to differentiate our platform from other sponsors in the retail industry and access broader pools of capital than has historically been available to us. We believe this opportunity will be enhanced once the Mergers have closed.
Due to our expertise, track record and industry relationships, we continue to see a robust pipeline of investment opportunities that have credit qualities and yield profiles that are consistent with our underwriting standards and that we believe offer the opportunity to meet or exceed our Managed Companies targeted risk/return profiles thereby increasing our assets under management and fee income. We also believe the opportunity exists to accelerate our growth through accretive investments in third party asset managers. Additionally, we will take advantage of opportunities to optimize the portfolios of our Managed Companies and seek to lock in value through opportunistic dispositions and/or selling minority interests in certain assets/portfolios while redeploying realized capital in accretive transactions. While we remain optimistic that we will continue to be able to generate and capitalize on attractive acquisition and disposition opportunities and that such opportunities will be enhanced by the Mergers, there is no assurance that will be the case.

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

Intangible Assets
We record acquired identified intangibles, which includes intangible assets (such as goodwill and other intangibles), based on estimated fair value. Other intangible assets are amortized into depreciation and amortization expense on a straight-line basis over the estimated useful life, reflecting the manner in which the related benefit is expected to be realized.
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
Income Taxes
Certain of our subsidiaries are subject to taxation by federal, state, local and foreign authorities for the periods presented. On March 13, 2015, we restructured forming our Operating Partnership under Delaware law, by converting an existing limited liability company disregarded as separate from us for federal income tax purposes to a Delaware limited partnership and admitting as limited partners LTIP Unit holders. The Operating Partnership is taxed as a partnership for federal income tax purposes and consequently, its items of income gain, loss, deduction and credit are passed through to, and included in, the taxable income of each of its partners including us. For the period prior to March 13, 2015, we and our U.S. subsidiaries filed consolidated federal income tax returns. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred tax assets and liabilities.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers. The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The effective date of the new revenue standard for us will be January 1, 2018. We are evaluating the impact, if any, of the update on our consolidated financial position, results of operations and financial statement disclosures.

In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. We adopted this guidance in the first quarter 2016 and determined our Operating Partnership is considered a VIE. We are the primary beneficiary of the VIE, the VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and our partnership interest is considered a majority voting interest. As such, this standard did not have a material impact on our consolidated financial position or results of operations.
In May 2015, the FASB issued updated guidance that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and should be applied retrospectively to all periods presented. Early adoption is permitted. In the first quarter 2016, we adopted this guidance and, as a result, the fair value of our interest in real estate private equity funds sponsored by Townsend, or the Townsend Funds, of $21.4 million is not included in Level 3 within the fair value hierarchy as of September 30, 2016. We did not have any investments measured using net asset value as of December 31, 2015.
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
In March 2016, the FASB issued guidance which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment become qualified for equity method accounting. The update should be applied prospectively upon their effective date to increases in the level of ownership interests or degree of influence that results in the adoption of the equity method. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. We have concluded that this guidance will not have any impact on our consolidated financial position, results of operations or financial statement disclosures.
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
In June 2016, the FASB issued guidance which changes how entities will measure credit losses for most financial assets and certain other instruments, including trade and other receivables, that are not measured at fair value through net income. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted. We are evaluating the impact, if any, that this guidance will have on our consolidated financial position, results of operations and financial statement disclosures.
In September 2016, the FASB issued final amendments to clarify how entities should classify certain cash receipts and cash payments in the consolidated statement of cash flows as they may have aspects of more than one class of cash flows. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2017. We are evaluating the impact, if any, that this guidance will have in our consolidated statement of cash flows.

Results of Operations
Comparison of the Three Months Ended September 30, 2016 to September 30, 2015 (dollars in thousands):
The following table represents our results of operations for the three months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	%
Revenues
Asset management and other fees	$89,977	$78,994	$10,983	13.9%
Selling commission and dealer manager fees	3,856	29,104	(25,248)	(86.8)%
Other income	1,669	17	1,652	9,717.6%
Total revenues	95,502	108,115	(12,613)	(11.7)%
Expenses
Commission expense	3,608	26,978	(23,370)	(86.6)%
Interest expense	6,882	—	6,882	100.0%
Transaction costs	7,054	492	6,562	1,333.7%
Other expenses	2,013	1,275	738	57.9%
General and administrative expenses
Compensation expense	36,418	33,406	3,012	9.0%
Other general and administrative expenses	10,259	7,564	2,695	35.6%
Total general and administrative expenses	46,677	40,970	5,707	13.9%
Depreciation and amortization	2,910	478	2,432	508.8%
Total expenses	69,144	70,193	(1,049)	(1.5)%
Unrealized gain (loss) on investments and other	5,105	(137)	5,242	(3,826.3)%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	31,463	37,785	(6,322)	(16.7)%
Equity in earnings (losses) of unconsolidated ventures	188	(56)	244	(435.7)%
Income (loss) before income tax benefit (expense)	31,651	37,729	(6,078)	(16.1)%
Income tax benefit (expense)	(5,708)	3,825	(9,533)	(249.2)%
Net income (loss)	$25,943	$41,554	$(15,611)	(37.6)%
Asset Management and Other Fees
The following table presents asset management and other fees earned from our Managed Companies and Townsend (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015
NorthStar Listed Companies:
Base fee	$50,319	$48,984	$1,335
Incentive fee	—	2,300	(2,300)
Subtotal NorthStar Listed Companies(1)	50,319	51,284	(965)
Retail Companies:
Asset management fees	18,194	15,595	2,599	(2)
Acquisition fees	3,170	11,123	(7,953)	(3)
Disposition fees	1,285	992	293
Subtotal Retail Companies	22,649	27,710	(5,061)
Institutional Capital - Townsend:
Management fees	14,932	—	14,932	(4)
Incentive fees	2,077	—	2,077	(4)
Subtotal Institutional Capital - Townsend	17,009	—	17,009
Total	$89,977	$78,994	$10,983
__________________

(1)	We began earning fees from NorthStar Europe on November 1, 2015.

(2)	The increase was driven by the growth in assets of our Retail Companies. As of September 30, 2016 and 2015, our Retail Companies held total investments of $7.0 billion and $5.7 billion, respectively.

(3)
The decrease was due to less investment activity of our Retail Companies for the third quarter 2016 as compared to the same period in 2015, with investment activity of $26.5 million at NorthStar Income and $463.5 million at NorthStar Income II.

(4)	We began earning fees on the Townsend Acquisition Date.
Selling Commission and Dealer Manager Fees
We earn net commission income through NorthStar Securities for selling equity in our Retail Companies.
Selling commission and dealer manager fees represent fees earned for selling equity in our Retail Companies through NorthStar Securities. Our Retail Companies offer various share class structures which have a range of selling commissions and dealer manager fees:

•	Class A shares: selling commissions of up to 7% of gross offering proceeds raised and dealer manager fee of up to 3% of gross offering proceeds raised.

•	Class T shares: selling commissions of up to 2% of gross offering proceeds raised and dealer manager fee of up to 2.75% of gross offering proceeds raised.

•	Class D shares: no selling commissions and dealer manager fees of up to 2% of gross offering proceeds raised.

•	Class I Shares: no selling commissions or dealer manager fees.
All or a portion of the dealer manager fees may be reallowed to participating broker-dealers and paid to certain employees of NorthStar Securities.
Certain of our Retail Companies’ share classes, and currently the T share class, may include a trail commission commonly described as a distribution fee that are paid over time, of up to 1% per annum, to our dealer manager of which all or a portion may be reallowed to participating broker-dealers for ongoing investor services.
We continue to observe the market and may modify existing share classes or introduce a new share class to our Retail Companies in the future.
Selling commission and dealer manager fees decreased for the three months ended September 30, 2016 as compared to the same period in 2015 mostly due to: (i) lower capital raising activity as NorthStar Healthcare completed its follow-on offering in January 2016 and lower capital raising activity of NorthStar Income II; and (ii) raising capital from the sale of Class T shares which has lower selling commissions and dealer manager fee than Class A shares.
The following table presents equity raised by our Retail Companies for the periods presented (dollars in thousands):

	Three Months Ended September 30,(1)
	2016	2015
NorthStar Income	$10,902	$11,059
NorthStar Healthcare	17,131	195,405	(2)
NorthStar Income II	62,982	120,201	(3)
NorthStar/RXR New York Metro	1,566	—	(4)
Total	$92,581	$326,665
_________________

(1)
Includes capital raised through distribution reinvestment plans of $36.4 million and $29.0 million for the three months ended September 30, 2016 and 2015, respectively, for which NorthStar Securities did not earn commission income.

(2)
NorthStar Healthcare successfully completed its follow-on public offering on January 19, 2016. Equity raised for the third quarter 2016 represents proceeds from NorthStar Healthcare’s distribution reinvestment plan for which NorthStar Securities did not earn commission income.

(3)
For the three months ended September 30, 2016, we raised gross offering proceeds of $21.9 million from the sale of Class A shares, $32.7 million from the sale of Class T shares and $8.4 million from shares issued as part of distribution reinvestment plans. For the three months ended September 30, 2015, we raised gross offering proceeds of $114.5 million from the sale of Class A shares and $5.7 million from shares issued as part of distribution reinvestment plans.

(4)
In December 2015, NorthStar Realty and RXR Realty satisfied NorthStar/RXR New York Metro’s minimum offering amount and began raising capital during the second quarter 2016. We expect the capital raise to accelerate in the short-term.

Other Income
Other income includes $1.1 million of dividend income earned from common stock owned in NorthStar Listed Companies and $0.6 million of reimbursable expenses related to Townsend.
Expenses
Commission Expense
Commission expense represents fees to participating broker-dealers with whom we have selling agreements to raise capital for our Retail Companies and commissions to employees of NorthStar Securities. For the three months ended September 30, 2016 and 2015, we paid $0.6 million and $3.2 million, respectively, to NorthStar Securities employees. Selling commission and dealer manager fees decreased for the three months ended September 30, 2016 as compared to the same period in 2015 mostly due to: (i) lower capital raising activity as NorthStar Healthcare completed its follow-on offering in January 2016 and lower capital raising activity of NorthStar Income II; and (ii) raising capital from the sale of Class T shares which has lower selling commissions and dealer manager fee than Class A shares.
Interest Expense
Interest expense relates to our term loan that we entered into in January 2016 in our corporate segment.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments, merger related costs, dead deal costs and restructuring costs which are related to specific transactions. For the three months ended September 30, 2016, transaction costs of $7.1 million primarily related to the Mergers in our corporate segment. For the three months ended September 30, 2015, transaction costs represent costs such as professional fees associated with the acquisition of our interest in Townsend in our direct investments segment.
Other Expenses
Other expenses increased primarily due to $0.6 million of reimbursable expenses related to Townsend in our direct investments segment and $1.0 million of incremental base management fees to AHI in our corporate segment.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level except as it relates to direct compensation expenses and other costs incurred at NorthStar Securities, which is part of our broker-dealer segment and Townsend, which is part of our direct investments segment. In addition, the amount of general and administrative expenses reflects an offset from an allocation of costs of $6.6 million to our Retail Companies for the three months ended September 30, 2016. General and administrative expenses increased $5.7 million primarily attributable to the following:
The following table presents compensation expense for the three months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015
Salaries and related expenses	$21,651	$18,848	$2,803
Equity-based compensation expense	14,767	14,558	209
Total	$36,418	$33,406	$3,012
Compensation expense increased $3.0 million primarily due to the acquisition of Townsend, hiring additional employees for increased activity at our Managed Companies and a decrease in allocation of costs to our Managed Companies.
Equity-based compensation expense is comprised of (dollars in thousands):

	Time-Based Awards		Performance-Based Awards		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015	2016	2015
NSAM spin grants(1)	$2,008	$3,889	$3,711	$3,756	$5,719	$7,645
NSAM bonus plan	4,876	2,702	1,190	888	6,066	3,590
NorthStar Realty bonus plan(2)	1,904	2,246	598	977	2,502	3,223
Townsend grants	371	—	—	—	371	—
Dividends to non-employees	109	100	—	—	109	100
Total	$9,268	$8,937	$5,499	$5,621	$14,767	$14,558
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
Other general and administrative expenses increased $2.7 million primarily due to the acquisition of Townsend, increased professional fees and a decrease in allocation of costs to our Managed Companies.

Unrealized Gain (Loss) on Investments and Other
Unrealized gain (loss) on investments and other is primarily related to the non-cash change in fair value for our investment in the NorthStar Listed Companies common stock.
Equity in earnings (losses) of unconsolidated ventures
The following table presents equity in earnings (losses) of unconsolidated ventures for the three months ended September 30, 2016 and 2015 (dollars in thousands):

		Three Months Ended September 30,
		2016					2015
	Acquisition Date	Operating Income (Loss)	Non-cash Income (Expense)		Equity in Earnings (Losses)		Operating Income (Loss)	Non-cash Income (Expense)		Equity in Earnings (Losses)
Investment
AHI Interest	Dec-14	$1,770	$(3,246)	(1)	$(1,476)		$651	$(2,492)	(1)	$(1,841)
Island Interest	Jan-15	1,852	(454)	(2)	1,398		1,955	—		1,955
Distributed Finance	Jun-14	—	—		—		(170)	—		(170)
Total		$3,622	$(3,700)		$(78)	(3)	$2,436	$(2,492)		$(56)
__________________

(1)	Includes equity-based compensation expense and depreciation and amortization.

(2)	Represents depreciation and amortization.

(3)	Excludes our portion of equity in earnings (losses) from the Townsend Funds of $0.3 million.
Income Tax Benefit (Expense)
The change for the three months ended September 30, 2016 as compared to the same period in 2015 is primarily due to the distribution of earnings between tax jurisdictions, interest expense on the Term Loan and additional deductions related to the acquisition of Townsend.
Comparison of the Nine Months Ended September 30, 2016 to September 30, 2015 (dollars in thousands):
The following table represents our results of operations for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	%
Revenues
Asset management and other fees	$276,339	$230,731	$45,608	19.8%
Selling commission and dealer manager fees	15,115	87,364	(72,249)	(82.7)%
Other income	7,569	851	6,718	789.4%
Total revenues	299,023	318,946	(19,923)	(6.2)%
Expenses
Commission expense	14,025	81,011	(66,986)	(82.7)%
Interest expense	18,968	—	18,968	100.0%
Transaction costs	32,127	867	31,260	3,605.5%
Other expenses	5,461	1,744	3,717	213.1%
General and administrative expenses
Compensation expense	107,547	91,876	15,671	17.1%
Other general and administrative expenses	31,180	22,924	8,256	36.0%
Total general and administrative expenses	138,727	114,800	23,927	20.8%
Depreciation and amortization	7,355	1,362	5,993	440.0%
Total expenses	216,663	199,784	16,879	8.4%
Unrealized gain (loss) on investments and other	(10,197)	(422)	(9,775)	2,316.4%
Realized gain (loss) on investments and other	(874)	—	(874)	100.0%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	71,289	118,740	(47,451)	(40.0)%
Equity in earnings (losses) of unconsolidated ventures	(5,094)	(836)	(4,258)	509.3%
Income (loss) before income tax benefit (expense)	66,195	117,904	(51,709)	(43.9)%
Income tax benefit (expense)	(9,331)	(16,168)	6,837	(42.3)%
Net income (loss)	$56,864	$101,736	$(44,872)	(44.1)%

Asset Management and Other Fees
The following table presents asset management and other fees earned from our Managed Companies and Townsend (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015
NorthStar Listed Companies:
Base fee	$150,504	$142,536	$7,968
Incentive fee	—	8,744	(8,744)
Subtotal NorthStar Listed Companies	150,504	151,280	(776)	(1)
Retail Companies:
Asset management fees	53,524	38,065	15,459	(2)
Acquisition fees	19,018	38,883	(19,865)	(3)
Disposition fees	6,369	2,503	3,866	(4)
Subtotal Retail Companies	78,911	79,451	(540)
Institutional Capital - Townsend
Management fees	40,194	—	40,194
Incentive fees	6,730	—	6,730
Subtotal Institutional Capital - Townsend	46,924	—	46,924	(5)
Total	$276,339	$230,731	$45,608
__________________

(1)	We began earning fees from NorthStar Europe on November 1, 2015.

(2)	The increase was driven by the growth in assets of our Retail Companies. As of September 30, 2016 and 2015, our Retail Companies held total investments of $7.0 billion and $5.7 billion, respectively.

(3)
The decrease was due to less investment activity of our Retail Companies for the nine months ended September 30, 2016 as compared to the same period in 2015, with investment activity of $624.4 million at NorthStar Healthcare, $331.1 million at NorthStar Income and $643.6 million at NorthStar Income II.

(4)	The increase was driven by repayments of debt investments at our Retail Companies for the nine months ended September 30, 2016 as compared to the same period in 2015.

(5)
We began earning fees on the Townsend Acquisition Date. We were also entitled to $1.8 million of management and other fees from January 14, 2016 to the Townsend Acquisition Date, which was recorded net of operating expenses in other income.

Selling Commission and Dealer Manager Fees
We earn net commission income through NorthStar Securities for selling equity in our Retail Companies.
Selling commission and dealer manager fees represent fees earned for selling equity in our Retail Companies through NorthStar Securities. Our Retail Companies offer various share class structures which have a range of selling commissions and dealer manager fees:

•	Class A shares: selling commissions of up to 7% of gross offering proceeds raised and dealer manager fee of up to 3% of gross offering proceeds raised.

•	Class T shares: selling commissions of up to 2% of gross offering proceeds raised and dealer manager fee of up to 2.75% of gross offering proceeds raised.

•	Class D shares: no selling commissions and dealer manager fees of up to 2% of gross offering proceeds raised.

•	Class I Shares: no selling commissions or dealer manager fees.
All or a portion of the dealer manager fees may be reallowed to participating broker-dealers and paid to certain employees of NorthStar Securities.
Certain of our Retail Companies’ share classes, and currently the T share class, may include a trail commission commonly described as a distribution fee that are paid over time, of up to 1% per annum, to our dealer manager of which all or a portion may be reallowed to participating broker-dealers for ongoing investor services.
We continue to observe the market and may modify existing share classes or introduce a new share class to our Retail Companies in the future.
Selling commission and dealer manager fees decreased for the nine months ended September 30, 2016 as compared to the same period in 2015 mostly due to: (i) lower capital raising activity as NorthStar Healthcare completed its follow-on offering in January 2016 and lower capital raising activity of NorthStar Income II; and (ii) raising capital from the sale of Class T shares which has lower selling commissions and dealer manager fee than Class A shares.

The following table presents equity raised by our Retail Companies for the periods presented (dollars in thousands):

	Nine Months Ended September 30,(1)
	2016	2015
NorthStar Income	$32,950	$32,772
NorthStar Healthcare	51,702	475,786	(2)
NorthStar Income II	235,694	464,028	(3)
NorthStar/RXR New York Metro	2,041	—	(4)
NorthStar Corporate Fund	2,200	—	(5)
NorthStar Capital Fund	2,200	—	(5)
Total	$326,787	$972,586
_________________

(1)
Includes capital raised through distribution reinvestment plans of $107.3 million and $77.6 million for the nine months ended September 30, 2016 and 2015, respectively, for which NorthStar Securities did not earn commission income.

(2)
NorthStar Healthcare successfully completed its follow-on public offering on January 19, 2016. Equity raised for the nine months ended September 30, 2016 primarily represents proceeds from NorthStar Healthcare’s distribution reinvestment plan for which NorthStar Securities did not earn commission income.

(3)
For the nine months ended September 30, 2016, we raised gross offering proceeds of $93.4 million from the sale of Class A shares, $118.9 million from the sale of Class T shares and $23.5 million from shares issued as part of distribution reinvestment plans. For the nine months ended September 30, 2015, we raised gross offering proceeds of $451.5 million from the sale of Class A shares and $12.6 million from shares issued as part of distribution reinvestment plans.

(4)
NorthStar/RXR New York Metro’s amended registration statement to offer an additional class of common shares was declared effective by the SEC and the minimum offering amount has been satisfied. We expect the capital raise to accelerate in the short-term.

(5)
NorthStar Corporate Fund and NorthStar Capital Fund’s registration statements were declared effective by the SEC and the minimum offering amount has been satisfied. We expect NorthStar Corporate Fund and NorthStar Capital Fund to begin raising capital from third parties in the first half 2017.

Other Income
Other income includes $3.3 million of dividend income earned from common stock owned in NorthStar Listed Companies, $3.5 million of gross management and other fees that we were entitled to from January 14, 2016 to the Townsend Acquisition Date, which is recorded net of operating expenses of $1.8 million and $1.6 million of reimbursable expenses related to Townsend.
Expenses
Commission Expense
Commission expense represents fees to participating broker-dealers with whom we have selling agreements to raise capital for our Retail Companies and commissions to employees of NorthStar Securities. For the nine months ended September 30, 2016 and 2015, we paid $2.2 million and $9.8 million, respectively, to NorthStar Securities employees. Selling commission and dealer manager fees decreased for the nine months ended September 30, 2016 as compared to the same period in 2015 mostly due to: (i) lower capital raising activity as NorthStar Healthcare completed its follow-on offering in January 2016 and lower capital raising activity of NorthStar Income II; and (ii) raising capital from the sale of Class T shares which has lower selling commissions and dealer manager fee than Class A shares.
Interest Expense
Interest expense relates to our revolving credit agreement that we entered into in November 2015 which was repaid in January 2016 and our term loan that we entered into in January 2016 in our corporate segment.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments, merger related costs, dead deal costs and restructuring costs which are related to specific transactions. For the nine months ended September 30, 2016, transaction costs of $32.1 million primarily related to the Mergers in our corporate segment and the Townsend acquisition in our direct investments segment. For the nine months ended September 30, 2015, transaction costs represent costs such as professional fees associated with the restructure of our holding company to include an operating partnership in our corporate segment and the acquisition of our interest in Townsend in our direct investments segment.
Other Expenses
Other expenses increased primarily due to $1.6 million of reimbursable expenses related to Townsend in our direct investments segment and $1.8 million of incremental base management fees to AHI in our corporate segment.

General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level except as it relates to direct compensation expenses and other costs incurred at NorthStar Securities, which is part of our broker-dealer segment and Townsend, which is part of our direct investments segment. In addition, the amount of general and administrative expenses reflects an offset from an allocation of costs of $24.0 million to our Retail Companies and $0.5 million to our NorthStar Listed Companies for the nine months ended September 30, 2016. General and administrative expenses increased $23.9 million primarily attributable to the following:
The following table presents compensation expense for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015
Salaries and related expenses	$62,009	$48,698	$13,311
Equity-based compensation expense	45,538	43,178	2,360
Total	$107,547	$91,876	$15,671
Compensation expense increased $15.7 million primarily due to the acquisition of Townsend, hiring additional employees for increased activity at our Managed Companies, a net increase in equity-based compensation related to new grants issued in 2016 and a decrease in allocation of costs to our Managed Companies, partially offset by the decrease related to NSAM spin-off grants and grants issued prior to the spin-off of NSAM.
Equity-based compensation expense is comprised of (dollars in thousands):

	Time-Based Awards		Performance-Based Awards		Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015
NSAM spin grants(1)	$6,030	$11,565	$11,078	$11,171	$17,108	$22,736
NSAM bonus plan	17,769	7,731	3,367	2,104	21,136	9,835
NorthStar Realty bonus plan(2)	4,199	7,375	1,780	2,901	5,979	10,276
Townsend grants	973	—	—	—	973	—
Dividends to non-employees	342	331	—	—	342	331
Total	$29,313	$27,002	$16,225	$16,176	$45,538	$43,178
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
Other general and administrative expenses increased $8.3 million primarily due to the acquisition of Townsend, increased professional fees and a decrease in allocation of costs to our Managed Companies.
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

Equity in earnings (losses) of unconsolidated ventures
The following table presents equity in earnings (losses) of unconsolidated ventures for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

		Nine Months Ended September 30,
		2016					2015
	Acquisition Date	Operating Income (Loss)	Non-cash Income (Expense)		Equity in Earnings (Losses)		Operating Income (Loss)	Non-cash Income (Expense)		Equity in Earnings (Losses)
Investment
AHI Interest	Dec-14	$2,713	$(9,067)	(1)	$(6,354)		$3,767	$(8,605)	(1)	$(4,838)
Island Interest	Jan-15	4,866	(1,340)	(3)	3,526		4,713	—		4,713
Distributed Finance	Jun-14	(252)	(2,426)	(2)	(2,678)		(711)	—		(711)
Total		$7,327	$(12,833)		$(5,506)	(4)	$7,769	$(8,605)		$(836)
__________________

(1)	Includes equity-based compensation expense and depreciation and amortization.

(2)	Represents an impairment loss.

(3)	Represents depreciation and amortization.

(4)	Excludes our portion of equity in earnings (losses) from the Townsend Funds of $0.4 million for the period from the Townsend Acquisition Date through September 30, 2016.
Income Tax Benefit (Expense)
The change for the nine months ended September 30, 2016 as compared to the same period in 2015 is primarily due to the distribution of earnings between tax jurisdictions, interest expense on the Term Loan and additional deductions related to the acquisition of Townsend.
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
In addition, in April 2015, our board of directors authorized the repurchase of up to $400 million of our outstanding common stock. In May 2016, our board of directors extended the authorization for an additional year. The authorization expires in April 2017, unless otherwise extended by our board of directors. From April 2015 through December 31, 2015, we repurchased $7.8 million shares of our common stock for approximately $105.2 million. For the nine months ended September 30, 2016, we did not repurchase any shares of our common stock.
We expect that our cash flow from operating activities and available financing will be sufficient to satisfy our liquidity needs. As of September 30, 2016, we had a receivable primarily from our Managed Companies and Townsend of $110 million, of which we received $60 million subsequent to September 30, 2016.
We currently believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs. Unrestricted cash as of November 4, 2016, was approximately $106 million, including $16 million in the United States and $90 million outside the United States.

Cash Flows
The following presents a summary of our consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine Month Ended September 30,
Cash flow provided by (used in):	2016	2015
Operating activities	$84,093	$127,738
Investing activities	(380,210)	(30,978)
Financing activities	297,389	(76,940)
Effect of foreign exchange rate changes on cash	(386)	(422)
Net increase (decrease) in cash	$886	$19,398
Nine Months Ended September 30, 2016 Compared to September 30, 2015
Net cash provided by operating activities was $84 million for the nine months ended September 30, 2016 compared to $128 million for the nine months ended September 30, 2015. The decrease was primarily due to the payment of transaction costs related to the Mergers and acquisition of Townsend and less acquisition fees from the Retail Companies, partially offset by more asset management fees from the Retail Companies and operating income from the acquisition of Townsend.
Net cash used in investing activities was $380 million for the nine months ended September 30, 2016 compared to $31 million for the nine months ended September 30, 2015. The increase was due to the acquisition of Townsend in January 2016.
Net cash provided by financing activities was $297 million for the nine months ended September 30, 2016 compared to $77 million used in financing activities for the nine months ended September 30, 2015. Cash flow provided from financing activities for the nine months ended September 30, 2016 was due to entering into the Term Loan, partially offset by the repayment of the credit facility of $100 million, $57 million for the payment of dividends, $8 million net cash payment on repurchase of shares related to equity-based awards and tax withholding and $4 million for the distributions to redeemable non-controlling interests. Cash flow used for financing activities for the nine months ended September 30, 2015 was due to $13 million net cash payment on repurchase of shares related equity-based awards and tax withholding and $59 million for the payment of dividends.
Contractual Obligations and Commitments
As of September 30, 2016, we continue to be subject to the material contractual obligations and commitments referred to in our annual report Form 10-K for the year ended December 31, 2015, with the exception of the corporate Term Loan entered into in January 2016 and unfunded commitments to co-invest approximately 1% of the total unfunded commitment in the Townsend Funds, both in connection with the acquisition of Townsend. Refer to Note 5. “Borrowings” in Item 1. “Financial Statements” for a further discussion.
We entered into fee arrangements with service providers and advisors pursuant to which certain fees incurred by us in connection with the Mergers will become payable only if we consummate the Mergers. We have and will incur other professional fees related to the Mergers. In addition, we will incur cash compensation expenses to executives and employees related to severance, retention and related costs. There can be no assurances that we will complete this or any other transaction. For the three months ended September 30, 2016 and since the announcement of the Mergers through September 30, 2016, we recorded an aggregate of $7 million and $24 million, respectively, in transaction costs in the consolidated statements of operations. To the extent the Mergers are consummated, the Company anticipates incurring a significant amount of additional costs, which with respect to advisors could be up to approximately $30 million.
Off-Balance Sheet Arrangements
We have certain arrangements which do not meet the definition of off-balance sheet arrangements, but do have some of the characteristics of off-balance sheet arrangements such as certain of our investments in asset management businesses. Refer to Note 4. “Investments in Unconsolidated Ventures” in Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. Our exposure to loss is limited to the carrying value of our investment.

Related Party Arrangements
NorthStar Realty
Investment Opportunities
Under the management agreement, NorthStar Realty agreed to make available to us for the benefit of our Managed Companies, including NorthStar Realty, all investment opportunities sourced by NorthStar Realty. We agreed to fairly allocate such opportunities among our Managed Companies, including NorthStar Realty, in accordance with our investment allocation policy. Pursuant to the management agreement, NorthStar Realty is entitled to fair and reasonable compensation for its services in connection with any loan origination opportunities sourced by it, which may include first mortgage loans, subordinate mortgage interests, mezzanine loans and preferred equity interests, in each case relating to commercial real estate. For the three and nine months ended September 30, 2016, we incurred $0.4 million and $0.8 million, respectively, to NorthStar Realty for services in connection with loan origination opportunities.
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
Credit Agreement
In connection with the NSAM Spin-off, we entered into a revolving credit agreement with NorthStar Realty pursuant to which NorthStar Realty makes available to us, on an “as available basis,” up to $250 million of financing with a maturity of June 30, 2019 at LIBOR plus 3.50%. The revolving credit facility is unsecured. In addition, we may use the proceeds to acquire assets on behalf of our Managed Companies that we intend to allocate to such Managed Company but for which such Managed Company may not then have immediately available funds. The terms of the revolving credit facility contain various representations, warranties, covenants and conditions, including the condition that NorthStar Realty’s obligation to advance proceeds to us is dependent upon NorthStar Realty and its affiliates having at least $100 million of either unrestricted cash and cash equivalents or amounts available under committed lines of credit, after taking into account the amount we seek to draw under the facility. As of September 30, 2016, we had no borrowings outstanding under the credit agreement.
NorthStar Listed Companies Shares
The Company purchased 2.7 million and 0.2 million shares of NorthStar Realty and NorthStar Europe, respectively, in the open market for $52 million in the aggregate. For the three and nine months ended September 30, 2016, the Company recorded an unrealized gain of $5 million and an unrealized loss of $10 million, respectively, which is recorded in unrealized gain (loss) on investments and other and $1 million and $3 million, respectively, of dividend income recorded in other income in the consolidated statements of operations.
Recent Sales or Commitments to Sell to Retail Companies
During 2016, NorthStar Realty entered into agreements to sell certain assets to our Retail Companies. The board of directors of each Retail Company, including all of the independent directors, approved of the respective transactions after considering, among other matters, third party pricing support.
Healthcare Strategic Joint Venture
In January 2014, we entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc., focused on expanding our healthcare business into a preeminent healthcare platform, or the Healthcare Strategic Partnership. In connection with the partnership, Mr. Flaherty oversees both NorthStar Realty’s healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In connection with entering into the partnership, NorthStar Realty granted Mr. Flaherty certain restricted stock units, or RSUs, half of which became RSUs of NSAM as a result of the NSAM Spin-off. The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% above certain hurdles for new and existing healthcare real estate investments held by NorthStar Realty and NorthStar Healthcare. The Healthcare Strategic Partnership is also entitled to any incentive fees earned from NorthStar Healthcare or any future healthcare retail vehicles sponsored by us, NorthStar Realty or any affiliates, as well as future healthcare retail vehicles sponsored by AHI Ventures. For the three and nine months ended September 30, 2016 and 2015, we did not earn incentive fees related to the Healthcare Strategic Partnership.
On February 2, 2015, in connection with the completion of NorthStar Healthcare’s initial primary offering, we issued 20,305 RSUs to Mr. Flaherty. On December 17, 2015, in connection with the completion of NorthStar Healthcare’s follow-on public offering, we issued 139,473 RSUs to Mr. Flaherty. On January 19, 2016, the Company issued an additional 527 RSUs to Mr. Flaherty.

AHI Venture
In connection with our 43% interest in AHI, or AHI Interest, AHI Newco, LLC, or AHI Ventures, a direct wholly-owned subsidiary of AHI, provides certain asset management, property management and other services to our affiliates assisting in managing the current and future healthcare assets (excluding any joint venture assets) of NorthStar Realty and other Retail Companies, including the assets formerly owned by Griffin-American, and its former operating partnership, Griffin-American Healthcare REIT II Holdings, LP, or Griffin-America OP portfolio, and third party assets, representing $8 billion, of which $5 billion is owned by NorthStar Realty and NorthStar Healthcare. AHI Ventures receives a base management fee of $1.6 million per year plus an additional 0.50% on certain additional equity invested by NorthStar Realty or NorthStar Healthcare in future healthcare assets (excluding assets in the Griffin-American OP portfolio and other joint ventures) that AHI Ventures may manage. AHI Ventures may also participate in the incentive fees earned by us and our affiliates with respect to new and existing healthcare real estate investments held by NorthStar Realty and NorthStar Healthcare, including the Griffin-American OP portfolio, any future healthcare retail vehicles sponsored by us, NorthStar Realty or any affiliates, as well as any future healthcare retail vehicles sponsored by AHI Ventures. AHI Ventures would also be entitled to additional base management fees should it manage assets on behalf of any other Managed Companies. AHI Ventures also intends to directly or indirectly sponsor, co-sponsor, form, register, market, advise, manage and/or operate investment vehicles that are intended to invest primarily in healthcare real estate assets. In addition, Mr. Flaherty acquired a 12% interest, as adjusted, in AHI Ventures. For the three and nine months ended September 30, 2016, we incurred $1 million and $2 million, respectively, of base management fees to AHI. Also, AHI provides certain asset management, property management and other services to NorthStar Realty to assist in managing its properties. For the three months ended September 30, 2016 and 2015, NorthStar Realty incurred $0.4 million of property management fees to AHI in each period. For the nine months ended September 30, 2016 and 2015, NorthStar Realty incurred $1 million of property management fees to AHI in each period.
In April 2015, Griffin-American Healthcare REIT III, Inc., a vehicle managed by an affiliate of AHI, distributed shares of its common stock to the members of AHI Ventures, of which we received 0.2 million shares in connection with the distribution.
Island Venture
Island is a leading, independent select service hotel management company that currently manages 164 hotel properties, representing $4 billion, of which 110 hotel properties totaling $2 billion, are owned by NorthStar Realty. Island provides certain asset management, property management and other services to NorthStar Realty to assist in managing its hotel properties. Island receives a base management fee of 2.5% to 3.0% of the current monthly revenue of the NorthStar Realty hotel properties it manages for NorthStar Realty. For the three months ended September 30, 2016 and 2015, NorthStar Realty incurred $5 million of base property management and other fees to Island in each period. For the nine months ended September 30, 2016 and for the period from acquisition date (January 9, 2015) through September 30, 2015, NorthStar Realty incurred $14 million and $11 million, respectively, of base property management and other fees to Island.
RXR Realty
In December 2013, NorthStar Realty entered into a strategic transaction with RXR Realty, the co-sponsor of NorthStar/RXR New York Metro. The investment in RXR Realty includes an approximate 27% equity interest. NorthStar Realty’s equity interest in RXR Realty is structured so that we are entitled to the portion of distributable cash flow from RXR Realty’s investment management business in excess of the $10 million minimum annual base amount set forth in the management agreement (refer to Note 3). For the three and nine months ended September 30, 2016 and 2015, we were not entitled to any excess.
Recent Developments
Dividends
On November 1, 2016, the Company declared a dividend of $0.10 per share of common stock. The common stock dividend will be paid on November 18, 2016 to stockholders of record as of the close of business on November 14, 2016.
Colony NorthStar Registration Statement
In October 2016, we amended the merger agreement and provided for, among other matters, an enhanced governance structure for Colony NorthStar, modified severance terms for our executive officers and a special cash dividend for our stockholders now totaling $228 million. In connection with the amendment to the merger agreement, we entered into a voting agreement with MSD and its affiliates, which together own approximately 10.2% of our outstanding shares, pursuant to which MSD agreed to vote in favor of the Mergers and related proposals. In addition, Colony NorthStar, a Maryland subsidiary of ours that will be the surviving parent company of the combined company following the completion of the Mergers, filed with the SEC an amended registration statement on Form S-4 that includes a joint proxy statement us, Colony and NorthStar Realty and that also constitutes a prospectus of Colony NorthStar.

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
We calculate CAD by subtracting from or adding to net income (loss) attributable to common stockholders, non-controlling interests attributable to the Operating Partnership and the following items: equity-based compensation, depreciation and amortization related items, amortization of deferred financing costs, foreign currency gains (losses), impairment on goodwill and other intangible assets, straight-line rent, adjustments for joint ventures and investment funds, unrealized (gain) loss from fair value adjustments, realized gain (loss) on investments and transaction and other costs. In future periods, such adjustments may include other one-time events pursuant to changes in U.S. GAAP and certain other non-recurring items. These items, if applicable, include any adjustments for unconsolidated ventures. Management also believes that quarterly distributions are principally based on operating performance and our board of directors includes CAD as one of several metrics it reviews to determine quarterly distributions to stockholders.
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
The following table presents a reconciliation of CAD to net income (loss) attributable to common stockholders for the three months ended September 30, 2016 (dollars in thousands):

Net income (loss) attributable to common stockholders	$24,842
Non-controlling interests attributable to the Operating Partnership	246
Adjustments:
Equity-based compensation	14,767
Adjustment related to joint ventures(1)	3,514
Unrealized (gain) loss from fair value adjustments and other(2)	(5,105)
Transaction costs and other(3)	6,950
Depreciation and amortization items	3,896
CAD	$49,110
_______________

(1)
Includes an adjustment to add $1.0 million of equity-based compensation expense, $2.7 million of depreciation and amortization expense related to unconsolidated ventures and a reduction of $0.2 million related to net unrealized and realized gains (losses) on the Townsend Funds.

(2)	Represents the change in fair value for our investment in NorthStar Listed Companies common stock and foreign exchange gains (losses).

(3)	Includes an adjustment to add back transaction costs of which $6.7 million related to the Mergers.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is primarily related to our role providing asset management and other services to our Managed Companies, including asset management services provided by Townsend, both in the United States and internationally, and its effect on the asset management and other fees we earn. Our exposure to market risk will increase as we expand into new asset classes and geographies, and as a result, we will seek to enter into strategic partnerships and joint ventures with third parties with expertise in commercial real estate or other sectors and markets to augment our business operations while at the same time benefiting from the fee streams generated by such strategic partnerships and joint ventures. Our asset management and other fees are primarily driven by the ability of our Managed Companies to grow by raising capital, which will in turn be driven by their investment activities, overall performance and various factors beyond our control, including but not limited to, monetary and fiscal policies, domestic and international economic conditions and political considerations. The effect of such risks on our asset management and other fee agreements vary based on the management contract with the respective Managed Company.
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
NorthStar Securities ability to sell equity in our Retail Companies is highly dependent upon the market and the efforts of our broker-dealer. The retail business has experienced rapid growth, is highly competitive and has faced increased scrutiny in recent years. The number of entrants in the retail market space has grown significantly over the last several years and as a result, we are subject to significant competition from these and other companies seeking to raise capital in this market. Additionally, as a result of increased scrutiny and accompanying media attention and a rapidly changing regulatory environment, our retail businesses may face increased difficulties in raising capital in their offerings due to market perception. These factors may affect our ability to raise capital for our retail businesses and make investments on their behalf, both of which could materially adversely affect our asset management and other fee income and the net commission income generated by our broker-dealer.
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
Interest Rate Risk
Interest rate risk relates to the risk that the future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Fluctuations in LIBOR may affect the amount of interest expense we incur on our term loan. As of September 30, 2016, a hypothetical 100 basis point increase in three-month LIBOR would result in a decrease in net income of approximately $5 million annually.
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
2.1
Agreement and Plans of Merger, dated as of June 2, 2016, among NorthStar Realty Finance Corp., Colony Capital, Inc., NorthStar Asset Management Group Inc., New Polaris Inc., New Sirius Inc., NorthStar Realty Finance Limited Partnership, Sirius Merger Sub-T, LLC and New Sirius Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on June 8, 2016)

2.2
Agreement, dated as of June 2, 2016, among NorthStar Realty Finance Corp., Colony Capital, Inc. and NSAM J-NRF Ltd (incorporated by reference to Exhibit 2.2 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on June 8, 2016)

2.3
Letter Agreement, dated as of October 16, 2016, among NorthStar Realty Finance Corp., Colony Capital, Inc., NorthStar Asset Management Group Inc., Colony NorthStar, Inc. (formerly known as New Polaris Inc.), New Sirius Inc., NorthStar Realty Finance Limited Partnership, Sirius Merger Sub-T, LLC and New Sirius Merger Sub, LLC. (incorporated by reference to Exhibit 2.3 to Amendment No. 2 to Colony NorthStar, Inc.’s Registration Statement on Form S-4 (No. 333-212739) filed on October 17, 2016)

3.1
Amended and Restated Certificate of Incorporation of NorthStar Asset Management Group Inc. (incorporated by reference to Exhibit 4.1 to NorthStar Asset Management Group Inc.’s Registration Statement on Form S-8 (File No. 333-197104))

3.2
Amended and Restated Bylaws of NorthStar Asset Management Group Inc. (incorporated by reference to Exhibit 4.2 to NorthStar Asset Management Group Inc.’s Registration Statement on Form S-8 (File No. 333-197104))

10.1
Amended and Restated Asset Management Agreement, dated as of October 31, 2015, between NSAM J-NRF Ltd and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.2 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on November 3, 2015)

10.2
Separation Agreement, dated as of June 30, 2014, between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.2 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.3
Contribution Agreement, dated as of June 30, 2014, between NorthStar Asset Management Group Inc. and NRFC Sub-REIT Corp. (incorporated by reference to Exhibit 10.3 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.4
Loan Origination Services Agreement, dated as of June 30, 2014, between NSAM US LLC and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.4 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.5
Tax Disaffiliation Agreement, dated as of June 30, 2014, between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.5 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.6
Employee Matters Agreement, dated as of June 30, 2014, between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.6 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.7
Advisory Agreement, dated as of June 30, 2014, by and among NSAM J-NSI Ltd, NorthStar Real Estate Income Trust, Inc., NorthStar Real Estate Income Trust Operating Partnership, LP and NorthStar Asset Management Group Inc. (incorporated by reference to Exhibit 10.7 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.8
Advisory Agreement, dated as of June 30, 2014, by and among NSAM J-NSHC Ltd, NorthStar Healthcare Income, Inc., NorthStar Healthcare Income Operating Partnership, LP and NorthStar Asset Management Group Inc. (incorporated by reference to Exhibit 10.8 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.9
Advisory Agreement, dated as of June 30, 2014, by and among NSAM J- NSII Ltd, NorthStar Real Estate Income II, Inc., NorthStar Real Estate Income Operating Partnership II, LP and NorthStar Asset Management Group Inc. (incorporated by reference to Exhibit 10.9 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.10
Credit Agreement, dated as of June 30, 2014, by and between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.10 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.11†
Amended and Restated Executive Employment Agreement, dated as of August 5, 2015, by and between NorthStar Asset Management Group Inc. and David T. Hamamoto (incorporated by reference to Exhibit 10.11 to NorthStar Asset Management Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

10.12†
Executive Employment Agreement and Agreement with Foreign Executive Officer, dated as of June 30, 2014, by and between NorthStar Asset Management Group, Ltd and Daniel R. Gilbert (incorporated by reference to Exhibit 10.12 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.13†
Amended and Restated Executive Employment Agreement, dated as of August 5, 2015, by and between NorthStar Asset Management Group Inc. and Albert Tylis (incorporated by reference to Exhibit 10.13 to NorthStar Asset Management Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

10.14†
Executive Employment Agreement, dated as of June 30, 2014, by and between NorthStar Asset Management Group Inc. and Debra A. Hess (incorporated by reference to Exhibit 10.14 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.15†
Executive Employment Agreement, dated as of June 30, 2014, by and between NorthStar Asset Management Group Inc. and Ronald J. Lieberman (incorporated by reference to Exhibit 10.15 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.16†
NorthStar Asset Management Group Inc. 2014 Omnibus Stock Incentive Plan. (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to NorthStar Asset Management Group Inc.’s Registration Statement on Form 10 (File No. 001-36301))

Exhibit Number	Description of Exhibit
10.17†
NorthStar Asset Management Group Inc. Executive Incentive Bonus Plan. (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to NorthStar Asset Management Group Inc.’s Registration Statement on Form 10 (File No. 001-36301))

10.18†
Form of Indemnification Agreement between NorthStar Asset Management Group Inc. and its directors and officers (incorporated by reference to Exhibit 10.20 to Amendment No. 3 to NorthStar Asset Management Group Inc.’s Registration Statement on Form 10 (File No. 001-36301))

10.19
Unit Purchase Agreement, dated as of November 5, 2014, by and among American Healthcare Investors LLC, HC AHI Holding Company, LLC, AHI Newco, LLC, Platform HealthCare Investor T-II, LLC, NorthStar Asset Management Group Inc. and Jeffrey T. Hanson, Danny Prosky and Mathieu B. Streiff (incorporated by reference to Exhibit 10.19 to NorthStar Asset Management Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

10.20
Amended and Restated Limited Liability Company Agreement of AHI Newco, LLC, dated as of December 8, 2014, by and among Platform Healthcare Investor T-II, LLC, American Healthcare Investors LLC, Flaherty Trust, NorthStar Asset Management Group Inc. and Jeffrey T. Hanson, Danny Prosky and Mathieu B. Streiff (incorporated by reference to Exhibit 10.20 to NorthStar Asset Management Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.21
Unit Purchase Agreement, dated as of January 9, 2015, by and between Platform Hospitality Investor T-II, LLC and Island JV Member Inc. (incorporated by reference to Exhibit 10.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on January 15, 2015)

10.22
Limited Liability Company Agreement of Island Hospitality Joint Venture, LLC, dated as of January 9, 2015, by and between Platform Hospitality Investor T-II, LLC and Island JV Member Inc. (incorporated by reference to Exhibit 10.2 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on January 15, 2015)

10.23
Agreement of Limited Partnership of NSAM LP, dated as of March 13, 2015, by and among NorthStar Asset Management Group Inc., as the General Partner and Limited Partner and the limited partners party thereto from time to time (incorporated by reference to Exhibit 10.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on March 19, 2015)

10.24
Securities Purchase Agreement, dated as of October 15, 2015, by and among Townsend Holdings LLC, NorthStar Asset Management Group Inc., Sinclair Group, Inc., GTCR Partners X/B LP, GTCR Fund X/C LP, the individuals listed on Schedule A of the Securities Purchase Agreement, Townsend Acquisition LLC and GTCR/AAM Blocker Corp. (incorporated by reference to Exhibit 10.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on October 21, 2015)

10.25
Amendment to Securities Purchase Agreement, dated January 15, 2016, by and among Townsend Holdings LLC, NorthStar Asset Management Group Inc., and Townsend Acquisition LLC, as representative (incorporated by reference to Exhibit 10.25 to NorthStar Asset Management Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.26
Asset Management Agreement, dated as of October 31, 2015, between NSAM J-NRE Ltd and NorthStar Realty Europe Corp. (incorporated by reference to Exhibit 10.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on November 3, 2015)

10.27
Revolving Bridge Credit Agreement, dated as of November 16, 2015, among NorthStar Asset Management Group Inc., as Parent, NSAM LP, as Borrower, the lenders party thereto from time to time and Morgan Stanley Senior Funding, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on November 19, 2015)

10.28
Master Guarantee Agreement, dated as of November 16, 2015, among NorthStar Asset Management Group Inc., the other Guarantors party thereto from time to time and Morgan Stanley Senior Funding, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.2 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on November 19, 2015)

10.29
Third Amended and Restated Limited Liability Company Agreement of Townsend Holdings LLC, dated as of January 14, 2016 and effective as of January 29, 2016, among Townsend Holdings LLC, NSAM and the other unitholders named therein (incorporated by reference to Exhibit 10.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on February 2, 2016)

10.30
Term Loan Credit Agreement, dated as of January 29, 2016, among NSAM, NSAM LP, Morgan Stanley Senior Funding, Inc. as arranger and administrative agent and certain lenders named therein (incorporated by reference to Exhibit 10.2 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on February 2, 2016)

10.31
Master Guarantee Agreement, dated as of January 29, 2016, among NSAM, the other guarantors party thereto and Morgan Stanley Senior Funding, Inc. as arranger and administrative agent (incorporated by reference to Exhibit 10.3 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on February 2, 2016)

10.32†
Executive Letter Agreement, dated June 2, 2016, among Debra Hess, NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on June 8, 2016)

10.33†
Executive Letter Agreement, dated June 2, 2016, among Daniel Gilbert, NorthStar Asset Management Group Inc., NorthStar Realty Finance Corp., NorthStar Asset Management Group, LTD. and NSAM Bermuda, LTD (incorporated by reference to Exhibit 10.2 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on June 8, 2016)

10.34†
Executive Letter Agreement, dated June 2, 2016, among David T. Hamamoto, NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.3 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on June 8, 2016)

10.35†
Executive Letter Agreement, dated June 2, 2016, among Ronald J. Lieberman, NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.4 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on June 8, 2016)

10.36†
Executive Letter Agreement, dated June 2, 2016, among Albert Tylis, NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.5 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on June 8, 2016)

10.37†
Side Letter, dated October 13, 2016, amending Executive Letter Agreement, dated June 2, 2016, among Debra Hess, NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on October 17, 2016)

10.38†
Side Letter, dated October 13, 2016, amending Executive Letter Agreement, dated June 2, 2016, among Daniel R. Gilbert, NorthStar Asset Management Group Inc., NorthStar Realty Finance Corp., NorthStar Asset Management Group, LTD. and NSAM Bermuda, LTD (incorporated by reference to Exhibit 10.2 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on October 17, 2016)

Exhibit Number	Description of Exhibit
10.39†
Side Letter, dated October 13, 2016, amending Executive Letter Agreement, dated June 2, 2016, among David T. Hamamoto, NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.3 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on October 17, 2016)

10.40†
Side Letter, dated October 13, 2016, amending Executive Letter Agreement, dated June 2, 2016, among Ronald J. Lieberman, NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.4 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on October 17, 2016)

10.41†
Side Letter, dated October 13, 2016, amending Executive Letter Agreement, dated June 2, 2016, among Albert Tylis, NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.5 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on October 17, 2016)

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
The following materials from the NorthStar Asset Management Group Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015; (ii) Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months and nine months ended September 30, 2016 and 2015; (iv) Consolidated Statements of Equity for the nine months ended September 30, 2016 (unaudited) and year ended December 31, 2015, (v) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements (unaudited)

†	Denotes a management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSTAR ASSET MANAGEMENT GROUP INC.

Date:	November 9, 2016	By:	/s/ ALBERT TYLIS
Albert Tylis
Chief Executive Officer and President

		By:	/s/ DEBRA A. HESS
Debra A. Hess
Chief Financial Officer